Form 10-Q
period 1994-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1994-05-10
CIK 786622

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q

        (Mark One)

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    March 31, 1994

                                          OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to



                   Commission file number          0-15815


                        Krupp Insured Plus Limited Partnership


        Massachusetts                                    04-2915281
        (State or other jurisdiction of                (IRS employer
        incorporation or organization)                identification no.)
        470 Atlantic Avenue, Boston, Massachusetts          02210
        (Address of principal executive offices)          (Zip Code)


                                    (617) 423-2233
                 (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes   X    No

                                  PART I.  FINANCIAL INFORMATION

          Item 1.      FINANCIAL STATEMENTS

                              KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                          BALANCE SHEETS


                                             ASSETS
                                                             March 31,    December          31,
                                                                 1994           1993

          Participating Insured Mortgages ("PIMs")           $ 60,204,914   $ 60,322,532
          Mortgage Backed Securities and Insured
           Mortgages ("MBS")                                   32,319,679     34,652,217

                 Total mortgage investments                    92,524,593     94,974,749

          Cash and cash equivalents                            10,384,673      8,775,797
          Interest receivable and other assets                    765,256        697,394
          Prepaid acquisition fees and expenses, net of
           accumulated amortization of $3,084,670 and
           $2,893,353, respectively                             3,035,838      3,227,155
          Prepaid participation servicing fees, net of
           accumulated amortization of $1,556,932 and
           $1,508,624, respectively                               843,067        891,375

                 Total assets                                $107,553,427   $108,566,470


                                     LIABILITIES AND PARTNERS' EQUITY

          Liabilities                                        $      4,167   $      5,376

          Partners' equity (Note 2)                           107,549,260    108,561,094

                 Total liabilities and Partners' equity      $107,553,427   $108,566,470












                                  The accompanying notes are an integral
                                     part of the financial statements.

                                  KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                           STATEMENTS OF INCOME



                                                                For the Three Months
                                                                  Ended March 31,
                                                                1994           1993

          Revenues:
              Interest income - PIMs                         $1,218,843     $1,143,787
              Interest income - MBS                             691,601        809,698
              Other interest income                              77,167         92,188

                    Total revenues                            1,987,611      2,045,673

          Expenses:
              Asset management fee                              173,153        192,382
              Expense reimbursements to affiliates               61,885         59,047
              Amortization of prepaid fees and expenses         239,625        231,380
              Other                                              26,061         40,034

                    Total expenses                              500,724        522,843

          Net income                                         $1,486,887     $1,522,830

          Allocation of net income (Note 2):

              Average net income per Unit
               (7,499,999 Units outstanding)                 $      .19     $      .20

              Corporate Limited Partner                      $       19     $       20

              General Partners                               $   44,607     $   45,685

















                                  The accompanying notes are an integral
                                     part of the financial statements.

                                  KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                         STATEMENTS OF CASH FLOWS


                                                                     For the Three Months
                                                                       Ended March 31,
                                                                      1994           1993

          Operating activities:
            Net income                                            $ 1,486,887    $ 1,522,830
              Adjustments to reconcile net income to net cash
               provided by operating activities:
                Amortization of prepaid fees and expenses             239,625        231,380
                Premium amortization Treasury Note                     -              55,441
                Premium amortization MBS                                9,584          6,902
                Changes in assets and liabilities:
                  Increase in interest receivable and
                   other assets                                       (67,862)      (174,421)
                  Decrease in liabilities                              (1,209)        (8,074)

                      Net cash provided by operating activities     1,667,025      1,634,058

          Investing activities:
            Decrease in other investments                              -           6,000,000
            Principal collections on MBS                            2,322,954      2,423,726
            Principal collections on PIMs                             117,618        107,877
            Proceeds from insurance claims on PIMs                     -             475,727
            Investment in MBS                                          -          (3,297,903)

                      Net cash provided by investing activities     2,440,572      5,709,427

          Financing activities:
            Quarterly distributions                                (2,498,721)    (2,585,067)
            Special distributions                                      -            (450,006)

                      Net cash used for financing activities       (2,498,721)    (3,035,073)

          Net increase in cash and cash equivalents                 1,608,876      4,308,412

          Cash and cash equivalents, beginning of period            8,775,797      5,395,292

          Cash and cash equivalents, end of period                $10,384,673    $ 9,703,704








                                   The accompanying notes are an integral
                                     part of the financial statements.

                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS


        1.  Accounting Policies

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended
            December 31, 1993 for additional information relevant to significant accounting policies followed by the Partnership.

            In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1994 and its results of operations and cash flows for the three months ended March 31, 1994 and 1993.


            The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

            Certain prior period balances have been reclassified to be consistent with current year financial statement presentation.

        2.  Changes in Partners' Equity

            A summary of changes in Partners' Equity for the three months ended March 31, 1994 is as follows:

                                                           Corporate                 Total
                                                            Limited   General      Partners'
                                             Unitholders    Partner   Partners      Equity

              Balance at December 31, 1993   $108,680,479   $1,528    $(120,913) $108,561,094

              Net income                        1,442,261       19       44,607     1,486,887

              Quarterly distributions          (2,448,158)     (33)     (50,530)   (2,498,721)

              Balance at March 31, 1994      $107,674,582   $1,514    $(126,836) $107,549,260


  Item 2. MANAGEMENT'S DISCUSSION AND  ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Liquidity and Capital Resources

            The most significant demand on the Partnership's liquidity is regular quarterly distributions paid to investors averaging approximately $10 million per year, and $2.5 million per quarter. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents, and the principal collections received on the PIMs and MBS. The Partnership received cash inflows related to these items totalling approximately $4.4 million during the first quarter of 1994. To the extent the Partnership funds a portion of the distribution from principal collections, the capital resources of the Partnership will decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which may result in periodic adjustments to the quarterly distributions paid to investors.

            At March 31, 1994, the Partnership has significant liquidity consisting of approximately $10.4 million in cash and cash equivalents, and the cash inflows provided by PIMs, MBS and cash equivalents.

          Assessment of Credit Risk

            The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

            FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. The Government National Mortgage Association ("GNMA") guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

          Distributable  Cash  Flow  and  Net Cash  Proceeds  From  Capital
          Transactions

            Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by
          Section 17 of the Partnership Agreement, and the source of cash distributions for the three months ended March 31, 1994 and the period from inception to March 31, 1994. The Partnership calculated Distributable Cash Flow and Net Cash Proceeds from Capital Transactions using information prepared according to generally accepted accounting principles ("GAAP"). (Amounts in thousands, except per Unit amounts).

                                              Three Months Ended   Inception through
                                                         March 31, 1994       March 31, 1994


          Distributable Cash Flow:
          Net Income                                        $ 1,487             $ 56,311
          Items not requiring or (not providing)
           the use of operating funds:
           Amortization of prepaid expenses
            and organization costs                              240                4,692
           Amortization of MBS premiums                           9                  278
           Acquisition expenses paid from
            offering proceeds charged to operations            -                   1,098
           Gain on sale of MBS                                 -                    (114)

           Total Distributable Cash Flow ("DCF")            $ 1,736             $ 62,265
           Limited Partners Share of DCF                    $ 1,684             $ 60,397

           Limited Partners Share of DCF per Unit           $   .22             $   8.05
           General Partners Share of DCF                    $    52             $  1,868

          Net Proceeds from Capital Transactions:
           Insurance claim proceeds and
            principal collections on PIMs                   $   118             $ 45,516
           Principal collections on MBS                       2,323               34,307
           Insurance claim proceeds and
            principal collections on
            PIMs and MBS reinvested in PIMs and MBS            -                 (40,775)
           Gain on sale of MBS                                 -                     114

           Total Net Proceeds from Capital
            Transactions                                    $ 2,441             $ 39,162
          Cash available for distribution
             (DCF plus Net Proceeds from
             Capital Transactions)                          $ 4,177             $101,427

          Distributions:
           Limited Partners                                 $ 2,395 (a)         $ 90,926 (a)
           Limited Partners Average per Unit                $   .32 (a)         $  12.12 (a)(b)

           General Partners                                 $    49 (a)            1,868 (a)

                 Total Distributions                        $ 2,444             $ 92,794

        (a)  This includes an estimate of the May 1994 distribution.
        (b) Limited Partners average per Unit return of capital as of May 1994 is $4.07 {$12.12-$8.05}. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and
             substantially  all   of  the  principal collections
             received from MBS and PIMs.

          Operations

            The following discussion relates to the operations of the Partnership during the three months ended March 31, 1994 and 1993.

                                                                (Amounts in thousands)
                                                                 1994           1993

                    Interest income on PIMs                   $ 1,219         $1,144
                    Interest income on MBS                        701            817
                    Other interest income                          77             92
                    Partnership expenses                         (261)          (291)

                      Distributable Cash Flow                 $ 1,736         $1,762

               Distributable Cash Flow ("DCF") for the first quarter of 1994 decreased slightly when compared to the first quarter of 1993. This happened since the Partnership had lower average asset balances in the first quarter of 1994. The Partnership will continue to see a decrease in DCF as the Investors receive distributions that represent a return of capital thereby reducing the overall asset balances held by the Partnership.

                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                             PART II - OTHER INFORMATION


       Item 1. Legal Proceedings
               Response:  None

       Item 2. Changes in Securities
               Response:  None

       Item 3. Defaults upon Senior Securities
               Response:  None

       Item 4. Submission of Matters to a Vote of Security Holders
               Response:  None

       Item 5. Other Information
               Response:  None

       Item 6. Exhibits and Reports on Form 8-K
               Response:  None

                                      SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  Krupp Insured Plus Limited Partnership
                                              (Registrant)



                                    BY: /s/Marianne Pritchard
                                        Marianne Pritchard
                                        Treasurer and Chief Accounting
                                        Officer of The Krupp Corporation,
                                        a General Partner of the
                                        Registrant.





          DATE:  April 23, 1994