Form 10-Q
period 1994-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1994-08-08
CIK 786622

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1994

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

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                  BALANCE SHEETS


                                      ASSETS

                                                    June 30,     December 31,
                                                      1994           1993

Participating Insured Mortgages ("PIMs")          $ 60,085,379   $ 60,322,532
Mortgage-Backed Securities ("MBS") (Note 2)         30,899,243     34,652,217

  Total mortgage investments                        90,984,622     94,974,749

Cash and cash equivalents                            3,067,124      8,775,797
Interest receivable and other assets                   791,433        697,394
Prepaid acquisition fees and expenses, net
 of accumulated amortization of $3,275,988
 and $2,893,353, respectively                        2,844,520      3,227,155
Prepaid participation servicing fees, net
 of accumulated amortization of $1,605,240
 and $1,508,624, respectively                          794,759        891,375

    Total assets                                  $ 98,482,458   $108,566,470


                         LIABILITIES AND PARTNERS' EQUITY

Liabilities                                       $      8,656   $      5,376

Partners' equity (Note 3)                           98,473,802    108,561,094

    Total liabilities and Partners' equity        $ 98,482,458   $108,566,470


















                      The accompanying notes are an integral
                         part of the financial statements.

                                        -2-

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                               STATEMENTS OF INCOME


                                          For the Three Months        For the Six Months
                                             Ended June 30,             Ended June 30,
                                           1994           1993        1994         1993
Revenues:
  Interest income - PIMs                $1,113,151     $  864,124  $2,331,994   $2,007,911
  Interest income - MBS                    656,582        821,010   1,348,183    1,630,708
  Other interest income                     92,313         61,575     169,480      153,763

      Total revenues                     1,862,046      1,746,709   3,849,657    3,792,382

Expenses:
  Asset management fee to an affiliate     171,682        190,320     344,835      382,702
  Expense reimbursements to affiliates      61,884         61,885     123,769      120,932
  Amortization of prepaid expenses and
   fees                                    239,626        231,349     479,251      462,729
  Other                                     37,163         43,511      63,224       83,545

      Total expenses                       510,355        527,065   1,011,079    1,049,908

Net income                              $1,351,691     $1,219,644  $2,838,578   $2,742,474


Allocation of net income (Note 3):

  Average net income per Unit
   (7,499,999 Units outstanding)        $      .18     $      .15  $      .37   $      .35


  Corporate Limited Partner             $       18     $       15  $       37   $       35


  General Partners                      $   40,550     $   36,589  $   85,157   $   82,274





















                           The accompanying notes are an integral
                              part of the financial statements.


                          KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOWS


                                                                 For the Six Months
                                                                    Ended June 30,
                                                                1994           1993
Operating activities:
  Net income                                                $ 2,838,578    $  2,742,474
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization of prepaid expenses and fees                   479,251         462,729
    Premium amortization Treasury Note                           -               55,441
    Premium amortization MBS                                     21,076          24,505
    Changes in assets and liabilities:
      Increase in interest receivable and other assets          (94,039)       (108,162)
      Increase in liabilities                                     3,280           5,724

          Net cash provided by operating activities           3,248,146       3,182,711

Investing activities:
  Decrease in other investments                                  -            6,000,000
  Proceeds from insurance claims on PIMs                         -              475,727
  Principal collections on PIMs                                 237,153         205,757
  Investment in MBS                                              -           (4,895,272)
  Principal collections on MBS                                3,731,898       4,204,906

          Net cash provided by investing
           activities                                         3,969,051       5,991,118

Financing activities:
  Quarterly distributions                                    (4,975,764)     (5,113,102)
  Special distributions                                      (7,950,106)     (4,950,065)

          Net cash used for financing activities            (12,925,870)    (10,063,167)

Net decrease in cash and cash equivalents                    (5,708,673)       (889,338)

Cash and cash equivalents, beginning of period                8,775,797       5,395,292

Cash and cash equivalents, end of period                    $ 3,067,124    $  4,505,954











                           The accompanying notes are an integral
                              part of the financial statements.

                    KRUPP INSURED PLUS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


1.   Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners") of Krupp Insured Plus Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1994, its results of operations for the three and six months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993.

     The results of operations for the three and six months ended June 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

     Certain prior period balances have been reclassified to be consistent with current year financial statement presentation.

2.   MBS

     At June 30, 1994, the Partnership's MBS portfolio had a market value of approximately $30,992,000 with unrealized gains and losses of approximately $201,000 and $110,000, respectively. The Partnership does not expect to realize these gains or losses as it has the intent and ability to hold the MBS until maturity.

3.   Changes in Partners' Equity

     A summary of changes in Partners' Equity for the six months ended June 30, 1994 is as follows:

                                                 Corporate             Total
                                                  Limited  General    Partners'
                                   Unitholders    Partner  Partners    Equity

    Balance at December 31, 1993   $108,680,479  $1,528    $(120,913) $108,561,094
    Net income                        2,753,384      37       85,157     2,838,578
    Quarterly distributions          (4,876,358)    (65)     (99,341)   (4,975,764)
    Special distribution             (7,950,000)   (106)       -        (7,950,106)
    Balance at June 30, 1994       $ 98,607,505  $1,394    $(135,097) $ 98,473,802

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  Over the last year, the Partnership received significant prepayments on its MBS due to low market interest rates that facilitated the refinancing of the underlying mortgages. Due to this, the General Partners reviewed the Partnership's liquidity needs and determined that a special distribution of $1.06 per Unit should be paid and that the regular distribution rate should be adjusted to $1.20 per Unit per year (approximately $9 million per year and $2.25 million per quarter) commencing with the November 1994 distribution. The General Partners expect to periodically adjust the distribution rate as mortgage proceeds are received and subsequently distributed to the Limited Partners while also maintaining sufficient liquidity to meet the Partnership's anticipated needs.

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

Distributable Cash Flow and Net Cash Proceeds From Capital
Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the six months ended June 30, 1994 and the period from inception to June 30, 1994 (amounts in thousands, except per Unit amounts).

                                              Six Months Ended   Inception through
                                               June 30, 1994       June 30, 1994

Distributable Cash Flow:
Net Income                                       $ 2,839              $ 57,663
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid expenses, fees
  and organization costs                             479                 4,931
 Amortization of MBS premiums                         21                   290
 Acquisition expenses paid from
  offering proceeds charged to operations           -                    1,098
 Gain on sale of MBS                                -                     (114)
 Total Distributable Cash Flow ("DCF")           $ 3,339              $ 63,868
 Limited Partners Share of DCF                   $ 3,239              $ 61,952

 Limited Partners Share of DCF per Unit          $   .43              $   8.26

 General Partners Share of DCF                   $   100              $  1,916

Net Proceeds from Capital Transactions:
 Insurance claim proceeds and
  principal collections on PIMs                  $   237              $ 45,635
 Principal collections on MBS                      3,732                35,716
 Insurance claim proceeds and
  principal collections on PIMs
  and MBS reinvested in PIMs and MBS                -                  (40,775)
 Gain on sale of MBS                                -                      114
 Total Net Proceeds from Capital
  Transactions                                   $ 3,969              $ 40,690
Cash available for distribution
   (DCF plus Net Proceeds from
   Capital Transactions)                         $ 7,308              $104,558

Distributions:
 Limited Partners                                $12,807 (a)          $101,338 (a)
 Limited Partners Average per Unit               $  1.71 (a)          $  13.51 (a)(b)

 General Partners                                     97 (a)             1,916 (a)
       Total Distributions                       $12,904              $103,254

(a) This includes an estimate of the August 1994 distribution.
(b) Limited Partners average per Unit return of capital as of August 1994 is $5.25 [$13.51 - $8.26] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

Operations

      The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1994 and 1993:

                                            (Rounded to $1,000)
                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,
                                  1994       1993         1994       1993

Interest income on PIMs        $1,113,000  $  864,000  $2,332,000  $2,008,000
Interest income on MBS            668,000     846,000   1,369,000   1,656,000
Other interest income              92,000      62,000     169,000     209,000
Partnership expenses             (270,000)   (296,000)   (531,000)   (588,000)

    Distributable Cash Flow    $1,603,000  $1,476,000  $3,339,000  $3,285,000

  Distributable Cash Flow did not change materially during the three and six months ended June 30, 1994 as compared to the corresponding periods in 1993, even though interest income on PIMs and MBS did have significant changes during these periods.

  During the second quarter of 1993, the Partnership adjusted interest income on PIMs by approximately $293,000 pursuant to an agreement reducing the interest rate on the Vista Montana PIM from 8.875% to 7.375% per annum effective as of January 1, 1992. As a result, interest income on PIMs for the three and six months ended June 30, 1994 shows a significant increase versus the corresponding period in 1993.

  Interest income on MBS decreased $287,000 and $178,000 during the second quarter and first half of 1994, respectively, as compared to the same period in 1993 due primarily to significant prepayments of the mortgages underlying the MBS. The General Partners believe the rate of prepayments should decrease as a result of recent increases in interest rates. With lower prepayments the MBS portfolio will decrease at a slower rate, thereby reducing the rate at which interest income on MBS declines.

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



              Krupp Insured Plus Limited Partnership
                          (Registrant)



          BY:  /s/Marianne Pritchard
              Marianne Pritchard
              Treasurer and Chief Accounting
              Officer of The Krupp Corporation,
              a General Partner ofthe Registrant.




DATE:  July 27, 1994