Form 10-Q
period 1994-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1994-11-04
CIK 786622

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1994

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

                            PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                    BALANCE SHEETS


                                        ASSETS
                                                  September 30,  December 31,
                                                      1994           1993

Participating Insured Mortgages ("PIMs")          $ 59,962,668   $ 60,322,532
Mortgage Backed Securities ("MBS") (Note 2)         30,193,172     34,652,217

  Total mortgage investments                        90,155,840     94,974,749

Cash and cash equivalents                            3,008,711      8,775,797
Interest receivable and other assets                   704,864        697,394
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $3,467,307 and
 $2,893,353, respectively                            2,653,201      3,227,155
Prepaid participation servicing fees, net
 of accumulated amortization of $1,653,546
 and $1,508,624, respectively                          746,453        891,375

    Total assets                                  $ 97,269,069   $108,566,470


                           LIABILITIES AND PARTNERS' EQUITY

Liabilities                                       $     12,689   $      5,376

Partners' equity (Note 3)                           97,256,380    108,561,094

    Total liabilities and Partners' equity        $ 97,269,069   $108,566,470














                        The accompanying notes are an integral
                           part of the financial statements.

                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                    STATEMENTS OF INCOME


                                   For the Three Months Ended   For the Nine Months Ended
                                           September 30,               September 30,
                                      1994           1993           1994           1993
Revenues
  Interest income - PIMs           $1,060,124    $1,138,429     $3,392,118     $3,146,340
  Interest income - MBS               654,697       778,204      2,002,880      2,408,912
  Other interest income                33,861        41,516        203,341        195,279

       Total revenues               1,748,682     1,958,149      5,598,339      5,750,531

Expenses:
  Asset management fee to an
   affiliate                          171,581       187,059        516,416        569,761
  Expense reimbursements to
   affiliates                          61,885        61,885        185,654        182,817
  Amortization of prepaid expenses
   and fees                           239,624       231,350        718,876        694,079
  General and administrative           16,727        28,040         79,950        111,585

       Total expenses                 489,817       508,334      1,500,896      1,558,242

Net income                         $1,258,865    $1,449,815     $4,097,443     $4,192,289



Allocation of net income (Note 3):

  Average net income per Unit
   (7,499,999 Units outstanding)   $      .16    $      .19     $      .53     $      .54


  Corporate Limited Partner        $       16    $       19     $       53     $       54


  General Partners                 $   37,766    $   43,495     $  122,923     $  125,769












                           The accompanying notes are an integral
                              part of the financial statements.

                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                  STATEMENTS OF CASH FLOWS



                                                          For the Nine Months Ended
                                                                 September 30,
                                                              1994          1993

Operating activities:
  Net income                                              $ 4,097,443   $ 4,192,289
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Amortization of prepaid expenses and fees                 718,876       694,079
    Premium amortization treasury note                         -             55,441
    Premium amortization MBS                                   17,701        21,468
    Changes in assets and liabilities:
      Increase in interest receivable
       and other assets                                        (7,470)     (342,833)
      Increase in liabilities                                   7,313       131,464

        Net cash provided by operating activities           4,833,863     4,751,908

Investing activities:
  Decrease in other investments                                -          6,000,000
  Principal collections on MBS                              4,441,344     7,166,300
  Proceeds from insurance claims on PIMs                       -            475,727
  Investment in MBS                                            -         (5,266,522)
  Principal collections on PIMs                               359,864       305,581

          Net cash provided by investing activities         4,801,208     8,681,086

Financing activities:
  Quarterly distributions                                  (7,452,051)   (7,578,233)
  Special distributions                                    (7,950,106)   (4,950,065)

Net cash used for financing activities                    (15,402,157)  (12,528,298)

Net increase (decrease) in cash and cash equivalents       (5,767,086)      904,696

Cash and cash equivalents, beginning of period              8,775,797     5,395,292

Cash and cash equivalents, end of period                  $ 3,008,711   $ 6,299,988








                           The accompanying notes are an integral
                              part of the financial statements.

                    KRUPP INSURED PLUS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS


1.   Accounting Policies

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners") of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1993 for additional information relevant to significant accounting policies followed by the Partnership.

     In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1994, its results of operations for the three and nine months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993.

     The results of operations for the three and nine months ended September 30, 1994 are not necessarily indicative of the results which may be expected for the full year. See
     Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

     Certain prior period balances have been reclassified to be consistent with current year financial statement presentation.

2.   MBS

     At September 30, 1994, the Partnership's MBS portfolio had a market value of approximately $30,022,000 with unrealized gains and losses of approximately $229,000 and $400,000, respectively. The Partnership does not expect to realize these gains or losses as it has the intent and ability to hold the MBS.






                                   Continued

                    KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   NOTES TO FINANCIAL STATEMENTS, Continued



3.   Changes in Partners' Equity

     A summary of changes in Partners' equity for the nine months ended September 30, 1994 is as follows:

                                             Corporate               Total
                                              Limited   General     Partners'
                               Unitholders    Partner   Partners     Equity

Balance at December 31, 1993   $108,680,479  $1,528    $(120,913) $108,561,094

Net income                        3,974,467      53      122,923     4,097,443

Quarterly distributions          (7,304,559)    (97)    (147,395)   (7,452,051)

Special distributions            (7,950,000)   (106)      -         (7,950,106)

Balance at September 30, 1994  $ 97,400,387  $1,378    $(145,385) $ 97,256,380


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

  During 1993 and the first half of 1994, the Partnership received significant prepayments on its MBS due to low market interest rates that facilitated the refinancing of the underlying mortgages. Due to this, the General Partners reviewed the Partnership's liquidity needs and determined that a special distribution of $1.06 per Unit should be paid and that the regular distribution rate should be adjusted to $1.20 per Unit per year (approximately $9 million per year and $2.25 million per quarter) commencing with the November 1994 distribution. The General Partners expect to periodically adjust the distribution rate as mortgage proceeds are received and subsequently distributed to the Limited Partners while also maintaining sufficient liquidity to meet the Partnership's anticipated needs.

Assessment of Credit Risk

  The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

  FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. The Government National Mortgage Association guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD.
Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Distributable Cash Flow and Net Cash Proceeds From Capital
Transactions

  Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the nine months ended September 30, 1994 and the period from inception to September 30, 1994 (amounts in thousands, except per Unit amounts).

                                             Nine Months Ended   Inception through
                                             September 30, 1994  September 30, 1994

Distributable Cash Flow:
Net Income                                       $ 4,097              $ 58,921
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid expenses, fees
  and organization costs                             719                 5,171
 Amortization of MBS premiums                         18                   287
 Acquisition expenses paid from
  offering proceeds charged to operations           -                    1,098
 Gain on sale of MBS                                -                     (114)
 Total Distributable Cash Flow ("DCF")           $ 4,834              $ 65,363
 Limited Partners Share of DCF                   $ 4,689              $ 63,402
 Limited Partners Share of DCF per Unit          $   .63              $   8.45
 General Partners Share of DCF                   $   145              $  1,961

Net Proceeds from Capital Transactions:
 Insurance claim proceeds and
  principal collections on PIMs                  $   360              $ 45,758
 Principal collections on MBS                      4,441                36,425
 Insurance claim proceeds and
  principal collections on PIMs                     -                  (40,775)
  and MBS reinvested in PIMs and MBS
 Gain on sale of MBS                                -                      114
 Total Net Proceeds from Capital
  Transactions                                   $ 4,801              $ 41,522

Cash available for distribution
   (DCF plus Net Proceeds from
   Capital Transactions)                         $ 9,635              $106,885

Distributions:
 Limited Partners                                $15,235 (a)(c)       $103,766 (a)
 Limited Partners Average per Unit               $  2.03 (a)          $  13.83 (a)(b)
 General Partners                                    142 (a)             1,961 (a)
       Total Distributions                       $15,377 (c)           105,727

(a)  This includes an estimate of the November 1994 distribution.
(b) Limited Partners average per Unit return of capital as of November 1994 is $5.38 [$13.83 - $8.45] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.
(c)  Includes the special distribution of $1.06 per Unit.

Operations

    The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1994 and 1993:

                                                   (Rounded to $1,000)
                                       For the Three Months      For the Nine Months
                                       Ended September 30,       Ended September 30,
                                         1994       1993         1994        1993
Interest income on PIMs               $1,060,000  $1,138,000  $3,392,000  $3,146,000
Interest income on MBS                   652,000     778,000   2,021,000   2,464,000
Other interest income                     34,000      41,000     203,000     195,000
Partnership expenses                    (251,000)   (276,000)   (782,000)   (864,000)

    Distributable Cash Flow           $1,495,000  $1,681,000  $4,834,000  $4,941,000

  Distributable Cash Flow did not change materially during the three and nine months ended September 30, 1994 as compared to the corresponding periods in 1993, even though interest income on PIMs and MBS did have significant changes during these periods.

  During the second quarter of 1993, the Partnership adjusted interest income on PIMs by approximately $293,000 pursuant to an agreement reducing the interest rate on the Vista Montana PIM from 8.875% to 7.375% per annum effective as of January 1, 1992. As a result, interest income on PIMs for the nine months ended September 30, 1994 shows a significant increase versus the corresponding period in 1993.

  Interest income on MBS decreased $126,000 and $443,000 during the three and nine months ended September 30, 1994, respectively, as compared to the corresponding periods in 1993 due primarily to significant prepayments of the mortgages underlying the MBS. The General Partners believe the rate of prepayments should decrease as a result of recent increases in interest rates. With lower prepayments the MBS portfolio will decrease at a slower rate, thereby reducing the rate at which interest income on MBS declines.

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



          Krupp Insured Plus Limited Partnership
                          (Registrant)



     BY:/s/Marianne Pritchard
        Marianne Pritchard
        Treasurer and Chief Accounting Officer of The Krupp
        Corporation, a General Partner of the Registrant.





DATE:  October 26, 1994