Form 10-K
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1995-03-30
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
  (Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES CHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal year ended       December 31, 1994


                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from                  to

              Commission file number            0-15815

                     Krupp Insured Plus Limited Partnership
             (Exact name of registrant as specified in its charter)

  Massachusetts                                               04-2915281
  (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)
  470 Atlantic Avenue, Boston, Massachusetts                 02210
  (Address of principal executive offices)              (Zip Code)

  (Registrant's telephone number, including area code)       (617) 423-2233

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered  pursuant to  Section  12(g)  of the  Act:   Units  of
  Depositary Receipts representing
  Units of Limited
  Partner Interests

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes   X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

  Aggregate market value of voting securities held by non-affiliates: Not applicable.

  Documents incorporated by reference:  None
  The exhibit index is located on pages 9-13.

                                     PART I
  ITEM 1.  BUSINESS

      On December 20, 1985, The Krupp Corporation and the Krupp Company Limited Partnership-IV (the "General Partners") formed Krupp Insured Plus Limited Partnership (the "Partnership"), a Massachusetts Limited Partnership. The Partnership raised approximately $149 million through a
  public  offering  of   limited  partner  interests  evidenced  by  units  of
  depositary receipts ("Units") and used the net proceeds primarily to acquire participating insured mortgages ("PIMs") and mortgage backed securities ("MBS"). The Partnership considers itself to be engaged in the industry segment of investment in mortgages.

      The Partnership's investments in PIMs consist of a securitized first mortgage loan or a sole participation interest in a Department of Housing and Urban Development ("HUD") insured first mortgage loan, and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property's value above certain specified base levels. The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring either a securitized first mortgage loan ("MBS"), originated under the lending programs of the Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA"), or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program (collectively the "insured mortgages"). The Partnership received the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage, which provided the borrower with a below market interest rate on the first mortgage loan. The borrower conveyed the participation interests to the Partnership through either a subordinated promissory note and mortgage or a shared income and appreciation agreement. FNMA guarantees the principal and interest payments for the FNMA MBS and GNMA guarantees the timely payment of principal and interest for the GNMA MBS. HUD insures the first mortgage loan underlying the GNMA MBS and any first mortgage loan originated under the FHA lending program. The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

      The Partnership also acquired MBS backed by single-family or multi-family mortgage loans issued or originated by GNMA, FNMA or the Federal Home Loan Mortgage Corporation ("FHLMC"). FNMA and FHLMC guarantee the principal and basic interest of these FNMA and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest of GNMA MBS, and HUD insures the pooled first mortgage loans underlying the GNMA MBS.

      Although the Partnership will terminate no later than December 31, 2025 the Partnership anticipates realizing the value of the PIMs through repayment as early as ten years from the closing dates of the permanent loans. In addition, the Partnership expects to receive a significant portion of the value of its MBS within a ten year holding period. Therefore, dissolution of the Partnership should occur significantly prior to December 31, 2025, the stated termination date of the Partnership.

      The Partnership's investments are not subject to seasonal fluctuations. However, the realization of the participation features of the PIMs are subject to similar risks associated with equity real estate investments, including: reliance on the owner's operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and provide adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

      The  requirements   for  compliance   with  federal,  state   and  local
  regulations  to   date  have  not   adversely  effected  the   Partnership's
  operations and the Partnership anticipates no adverse effect in the future.

      As of December 31, 1994, there were no personnel directly employed by the Partnership.


  ITEM 2.  PROPERTIES

      None.

  ITEM 3.  LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCK-HOLDER MATTERS

      There currently is no established trading market for the Units.

      The number of investors holding Units as of December 31, 1994 was approximately 7,100. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

      During 1994 and 1993, the Partnership made special distributions consisting primarily of principal collections on MBS and, in 1993, also used proceeds from an insurance claim on a PIM. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      The  Partnership   made  the  following   distributions,  in   quarterly
  installments, and special distributions, to its Partners during the two years ended December 31, 1994 and 1993:

                                                    1994                   1993
                                              Amount    Per Unit    Amount       Per Unit

              Quarterly Distributions:
                 Unitholders                $ 9,554,558   $1.28    $ 9,873,246     $1.32
                 Corporate Limited Partner          128   $1.28            132     $1.32
                 General Partners               192,551                203,481

                                            $ 9,747,237            $10,076,859

              Special Distributions:
                 Unitholders                $ 7,949,999   $1.06    $ 4,949,999     $ .66
                 Corporate Limited Partner          106   $1.06             66     $ .66

                                              7,950,105              4,950,065

                   Total Distributions      $17,697,342            $15,026,924

  ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Items 7 and Appendix A of this report, respectively.

                               1994           1993          1992          1991          1990

      Total revenues      $ 7,688,593    $  7,698,364  $  8,697,559  $  9,616,484  $10,358,773

      Net income            5,682,819       5,642,527     5,413,709     7,719,518    8,849,198

      Net income allocated to:

       Unitholders          5,512,261       5,473,178     5,251,228     7,487,832   8,583,608
         Average Per Unit         .73             .73           .70          1.00        1.14

       Corporate Limited
         Partner                   73              73            70           100          114

       General Partners       170,485         169,276       162,411       231,586      265,476

      Total assets at
      December 31          96,561,305     108,566,470   117,967,380   131,567,597  134,752,229

      Distributions to:
        Unitholders
        Quarterly           9,554,558       9,873,246    10,509,009    10,649,998    10,650,000
          Average per Unit       1.28            1.32          1.40          1.42         1.42

        Special             7,949,999       4,949,999     8,249,980            -             -
        Average per Unit         1.06             .66          1.10            -             -

        Corporate Limited
         Partner
        Quarterly                 128             132           140           142           142
        Special                   106              66           110            -             -

        General Partners      192,551         203,481       228,198       260,279       278,469

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

      The most significant demand on the Partnership's liquidity is regular quarterly distributions paid to investors which were approximately $9.7 million in 1994. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents and the principal collections received on the PIMs and MBS. The cash generated by these items totalled approximately $13 million in 1994. To the extent the Partnership funds a portion of the distribution from principal collections, the capital resources of the Partnership will decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which may result in periodic adjustments to the quarterly distributions paid to investors.

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

  Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by FNMA, FHLMC and HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

      FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds as defined by Section 17 of the Partnership Agreement and the source of cash distributions for the year ended December 31, 1994 and from the Partnership's inception through December 31, 1994. (Amounts in thousands, except per Unit amounts)

                                                          Year            Inception
                                                          Ended           Through
                                                          12/31/94        12/31/94
            Distributable Cash Flow:
            Income for tax purposes                       $ 6,242         $ 61,024
            Items not requiring or (not providing)
             the use of operating funds:

            Amortization of deferred expenses
             and organization costs                           134            4,627
            Amortization of premiums                           15              284
            Acquisition expenses paid from offering
             proceeds charged to operations                  -               1,098
            Gain on sale of MBS                              -                (114)

            Total Distributable Cash Flow ("DCF")         $ 6,391         $ 66,919

            Limited Partners Share of DCF                 $ 6,199         $ 64,911

            Limited Partners Share of DCF per Unit        $   .83         $   8.65

            General Partners Share of DCF                 $   192         $  2,008

            Net Proceeds from Capital Transactions:
            Insurance claim proceeds and
             principal collections on PIMs                $   485         $ 45,883
            Principal collections on MBS                    4,989           37,002
            Insurance claim proceeds and principal
             collections on PIMs and MBS reinvested
             in PIMs and MBS                                 -             (40,775)
            Gain on sale of MBS                              -                 114

            Total Net Proceeds from Capital Transactions  $ 5,474         $ 42,224

            Cash available for distribution
              (DCF plus Net Proceeds from Capital
               Transactions)                              $11,865         $109,143

            Distributions: (includes special distribution)
            Limited Partners                              $17,359 (a)     $105,837 (b)

            Limited Partners Average per Unit             $  2.31 (a)     $  14.11 (b)(c)

            General Partners                                  189 (a)        2,008 (b)

                 Total Distributions                      $17,548 (a)     $107,845 (b)

  (a) Represents all distributions paid in 1994 except the February 1994 distribution and includes an estimate of the distribution to be paid in February 1995.
  (b) Limited Partners average per Unit return of capital as of February 1995 is $5.46 [$14.11-$8.65]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.
  (c)     Includes an estimate of distribution to be paid in February 1995.

  Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1994, 1993 and 1992 (federal income tax basis).

                                                          (Amounts in thousands)
                                                    1994          1993          1992

              Interest income on PIMs             $ 4,515       $ 4,350       $ 5,100
              Interest income on MBS                2,662         3,097         2,680
              Other interest income                   262           307         1,002
              Partnership expenses                 (1,048)       (1,128)       (1,152)

              Distributable Cash Flow             $ 6,391       $ 6,626       $ 7,630

       The Partnership's operations changed during the three years ending December 31, 1994, as a result of insurance claims received on PIMs during 1993 and 1992, significant prepayments on its MBS portfolio and the reinvestment of a portion of insurance claims and principal collections received. The decrease in interest income on PIMs from 1992 to 1993 resulted primarily from the insurance claims received in 1992 and 1993 on Abbey Terrace and Lenox Woods I PIMs. These PIMs had an aggregate principal balance of approximately $8.8 million and coupon rates of 8.375% and 8% per annum, respectively. In November 1993, the Partnership entered into an agreement with the borrower of the FHA PIM reducing the interest rate from 8.875% to 7.375% per annum retroactive to January 1, 1992, which reduced interest income on PIMs in 1993 as compared to 1992 and 1994.

       The $450,000 decrease in interest income MBS from 1993 to 1994 is due primarily to significant prepayments of the mortgages underlying the MBS. The General Partners believe the rate of prepayments should decrease as a result of the recent increase in interest rates. With lower prepayments, the MBS portfolio will decrease at a slower rate, thereby reducing the rate at which interest income on MBS declines. Interest income on MBS increased in 1993 as compared to 1992 due to reinvestments in MBS.

  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Appendix A to this report.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of the Partnership and is a general partner of The Krupp Company Limited Partnership-IV, the other General Partner of the Partnership, is as follows:

                                          Position with
            Name and Age                  The Krupp Corporation

            Douglas Krupp (48)            Co-Chairman of the Board
            George Krupp (50)             Co-Chairman of the Board
            Laurence Gerber (38)          President
            Marianne Pritchard (45)       Treasurer
            Ross V. Keeler (46)           Executive Vice President,
                                          Capital Markets
            Frank Apeseche (37)           Executive Vice President


     Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate financial services firm which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990.

       George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate financial services firm which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible
  for  more  than   $3.0  billion  under   management  for  institutional  and
  individual clients.  Mr. Krupp attended  the University of Pennsylvania  and
  Harvard University.   Mr.  Krupp is  Chairman of  the Board and  Director of
  Berkshire  Realty  Company, Inc.  (NYSE-BRI).    Mr.  Krupp  also serves  as
  Chairman of the Board and Trustee of Krupp Government Income Trust II and Krupp Government Income Trust.

     Laurence Gerber is the President and Chief Executive Officer of The Berkshire Group. Prior to becoming President and Chief Executive Officer in 1991, Mr. Gerber held various positions with The Berkshire Group which included overall responsibility at various times for: strategic planning and product development, real estate acquisitions, corporate finance, mortgage banking, syndication and marketing. Before joining The Berkshire Group in 1984, he was a management consultant with Bain & Company, a national consulting firm headquartered in Boston. Prior to that, he was a senior tax accountant with Arthur Andersen & Co., an international accounting and consulting firm. Mr. Gerber has a B.S. degree in Economics from the University of Pennsylvania, Wharton School and an M.B.A. degree with high distinction from Harvard Business School. He is a Certified Public Accountant. Mr. Gerber also serves as President and a Director of Berkshire Realty Company, Inc. (NYSE-BRI), and President and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.

     Marianne Pritchard, Senior Vice President and Chief Financial and Accounting Officer of Berkshire Realty Affiliates, rejoined The Berkshire Group in August, 1991. Prior to rejoining The Berkshire Group, Ms. Pritchard was Vice President and Controller from July 1989 to August 1991 for Liberty Real Estate Group, a subsidiary of Liberty Mutual Insurance Company. Prior to Liberty, she held the position of Controller/Treasurer of Berkshire Mortgage Finance from April 1987 to July 1989. Prior to that, she was Senior Audit Manager with Deloitte and Touche, an international public accounting firm. Ms. Pritchard is a Certified Public Accountant and received her B.B.A. degree in Accounting from the University of Texas.

     Ross V. Keeler is an Executive Vice-President of Capital Markets for The Berkshire Group. Prior to joining The Berkshire Group in November 1984, he served as Executive Vice President of Marketing and a member of the Board of Directors at First Capital Companies, a national syndicator of real estate investments. Prior to that, Mr. Keeler served as President of State Financial Corporation, a company which originated specialized leases on major equipment for municipalities. He received a B.S. degree in finance with honors from the University of Florida and received an M.B.A. degree with scholastic honors from the University of Southern California.

     Frank Apeseche was appointed Executive Vice President, Chief Financial Officer of The Berkshire Group in 1993. He oversees strategic planning, tax planning, corporate finance and product development for The Berkshire
  Group. Before joining the firm in 1986, Mr. Apeseche was a manager at Arthur Andersen & Co., an international accounting and consulting firm. Mr. Apeseche holds a B.A. degree with High Distinction from Cornell University and an M.B.A. degree with honors from the University of Michigan.

  ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1994 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,499,999 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is contained in Note F to the Partnership's financial statements presented in Appendix A to this report.

                                     PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (a)     1.     Financial Statements - see Index  to Financial Statements and
                 Schedule included under Item 8, Appendix A, on page F-2 of this report.

          2. Financial Statement Schedule - see Index to Financial Statements and Schedule included under Item 8, Appendix A, on page F-2 of this report. All other schedules are omitted as they are not applicable, not required or the information is provided in the Financial Statements or the Notes thereto.

  (b)     Exhibits:

          Number and Description
          Under Regulation S-K

          The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4)    Instruments   defining   the  rights   of   security  holders
                 including indentures:

          (4.1) Amended Agreement of Limited Partnership dated as of June 27, 1986 [Exhibit A to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-2520)].*

          (4.2) Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Amended Agreement of Limited Partnership [Exhibit D to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-
                 2520)].*

          (4.3) Eighth Amendment and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on February 6, 1987 [Exhibit 4.3 to Registrant's Report on Form 10-K for the year ended December 31, 1986 (File No. 33-
                 2520)].*

          (10)   Material Contracts:

                     La Costa Apartments

          (10.1) Prospectus for GNMA Pool  No. 168416 (PL).  [Exhibit  19.1 to
                 Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

          (10.2) Shared  Income and  Appreciation Agreement,  dated March  18,
                 1987 between International Plaza Associates, Ltd., A Florida limited partnership, and DRG Funding Corporation, a Delaware corporation. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

          (10.3) Multifamily  Mortgage,  Assignment  of  Rents  and   Security
                 Agreement, dated March 18, 1987 between International Plaza Associates, Ltd., a Florida limited partnership, and DRG Funding Corporation, a Delaware corporation. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

          (10.4) Assignment of  Mortgage, dated  March 18,  1987, between  DRG
                 Funding Corporation, a Delaware corporation, (Mortgagee) and Krupp Insured Plus Limited Partnership, a Massachusetts limited partnership, (Assignee). [Exhibit 19.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

                     Mandalay Apartments

          (10.5) Prospectus for  GNMA Pool  No. 228812  (PL).   [Exhibit 1  to
                 Registrant's Report on Form 8-K dated August 11, 1987 (File No. 0-15815)].*

          (10.6) Shared  Income  and  Appreciation  Agreement,  dated July  1,
                 1987, between First Florida Bank, N.A., as Trustee under Trust No. 48-1990-00 and DRG Funding Corporation. [Exhibit 2 to Registrant's Report on Form 8-K dated August 11, 1987 (File No. 0-15815)].*

          (10.7) Assignment  of Mortgage,  dated  July  1, 1987,  between  DRG
                 Funding Corporation (as "Mortgagee") and Krupp Insured Plus Limited Partnership (as "Assignee"). [Exhibit 3 to Registrant's Report on Form 8-K dated August 11, 1987 (File No. 0-15815)].*

                     Greentree Apartments

          (10.8) Prospectus  for GNMA  Pool  No.  238744-(PL). [Exhibit  1  to
                 Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.9) Mortgage  Note, dated  October  22, 1987,  between  Greentree
                 Associates, Ltd. and DRG Funding Corporation. [Exhibit 2 to Registrant's Report on Form 8-K dated December 10, 1987 (File No.0-15815)].*

          (10.10) Mortgage, dated October 22, 1987, between Greentree Associates, Ltd. and DRG Funding Corporation. [Exhibit 3 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.11) Shared Income and Appreciation Agreement, dated October 22, 1987, between Greentree Associates, Ltd. and DRG Funding Corporation. [Exhibit 4 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*


          (10.12) Assignment of Shared Income and Appreciation Agreement, dated October 22, 1987, between DRG Funding Corporation and Krupp Insured Plus Limited Partnership (as "Assignee"). [Exhibit 5 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.13) Multifamily Mortgage, Assignment of Rents and Security Agreement, dated October 22, 1987, between Greentree Associates, Ltd. and DRG Funding Corporation. [Exhibit 6 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.14) Assignment of Mortgage (the Multifamily Mortgage, Assignment of Rents and Security Agreement), dated November 23, 1987, between DRG Funding Corporation (as "Mortgagee") and Krupp Insured Plus Limited Partnership (as "Assignee"). [Exhibit 7 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

                     Pine Hills Apartments

          (10.15) Prospectus for GNMA Pool No. 238825-(PL). [Exhibit 10.27 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.16) Subordinated Promissory Note, dated November 20, 1987, between Pine Hill Partners ("Maker" or "Mortgagor") and York Associates, Inc., ("Holder" or "First-Mortgagee") as assigned to Krupp Insured Plus Limited Partnership. [Exhibit 10.28 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.17) Subordinated Multifamily Mortgage, Assignment of Rents and Security Agreement, dated November 20, 1987, between Pine Hill Partners ("Borrower") and York Associates, Inc., ("Lender"). [Exhibit 10.29 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.18) Assignment of Subordinated Mortgage, dated November 23, 1987 between York Associates, Inc., ("Assignor") and Krupp Insured Plus Limited Partnership ("Assignee"). [Exhibit 10.30 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.19) Modification to the loan and participation workout agreement, dated March 31, 1992, by and between Krupp Insured Plus Limited Partnership and Pine Hill Partners.+

                     Vista Montana

          (10.20) Subordinated Promissory Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership and GMAC Mortgage Corporation of PA. [Exhibit 19.7 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.21) Subordinated Multi-family Deed of Trust, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership, and GMAC Mortgage Corporation of PA [Exhibit 19.8 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.22) Assignment of Subordinated Deed of Trust, dated March 31, 1988, between GMAC Mortgage Corporation of PA, and Krupp Insured Plus-II Limited Partnership, a Massachusetts Limited Partnership. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.23) Assignment of Closing Documents, dated July 12, 1988 by and between Krupp Insured Plus-II Limited Partnership ("KIP-II"), a Massachusetts limited partnership, and Krupp Insured Plus Limited Partnership ("KIP-I"), a Massachusetts limited partnership. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1988 (File No. 0-15815)].*

          (10.24) Deed of Trust, dated March 31, 1988 between VM Associates Limited Partnership, an Arizona limited partnership and Transamerica Title Insurance Company, a California corporation. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.25) Deed of Trust Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.26) Assignment of Mortgage and Collateral Documents, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.27) Servicing Agreement, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit
                     19.14 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.28) Modification to the First mortgage loan and subordinated Promissory Note, dated June 7, 1993, by and between Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership.+

          (10.29)    Assignment  of interest  from Krupp  Insured Plus Limited
                     Partnership   II    to   Krupp   Insured   Plus   Limited
                     Partnership, dated February 6, 1995.+

                     Royal Palm Place

          (10.30) Supplement to Prospectus for FNMA Pool No. MX-073021. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.31) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.32) Subordinated Promissory Note dated March 20, 1991 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Holder"). [Exhibit 19.3 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.33) Modification Agreement dated March 20, 1991 by and between Royal Palm Place, Ltd., a Florida limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.34) Participation Agreement dated March 20, 1991 between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1991 (File No. 0-15815)].*

          * Incorporated by reference.
          + Filed herein.

  (c)     Reports on Form 8-K

          During the last quarter of the year ended December 31, 1994 the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of February, 1995.

                          KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          By:        The Krupp Corporation,
                                     a General Partner


                          By:        /s/ George Krupp
                                     George Krupp, Co-Chairman
                                     (Principal    Executive   Officer)    and
                                     Director of The Krupp Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 23rd day of February, 1995.

  Signatures                         Title(s)


  /s/ Douglas Krupp                  Co-Chairman (Principal Executive Officer)
  Douglas Krupp                      and Director of The Krupp  Corporation, a
                                     General Partner of the Registrant.


  /s/George Krupp                    Co-Chairman (Principal Executive Officer)
  George Krupp                       and Director of  The Krupp Corporation, a
                                     General Partner of the Registrant.


  /s/Laurence Gerber                 President of The Krupp Corporation, a
  Laurence Gerber                    General Partner of the Registrant.


  /s/ Marianne Pritchard             Treasurer and Chief Accounting Officer of
  Marianne Pritchard                 The Krupp Corporation, a  General Partner
                                     of the Registrant.

                                   APPENDIX A

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP











                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1994

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



  Report of Independent Accountants                                        F-3

  Balance Sheets at December 31, 1994 and 1993                             F-4

  Statements of Income for the Years Ended
  December 31, 1994, 1993 and 1992                                         F-5

  Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1994, 1993 and 1992                                   F-6

  Statements of Cash Flows for the Years
  Ended December 31, 1994, 1993 and 1992                                   F-7

  Notes to Financial Statements                                     F-8 - F-14

  Schedule IV - Mortgage Loans on Real Estate                      F-15 - F-16


  All other schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

  To the Partners of
  Krupp Insured Plus Limited Partnership:

          We have audited the financial statements and the financial statement schedule of Krupp Insured Plus Limited Partnership (the "Partnership") listed in the index on page F-2 of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                           COOPERS    &     LYBRAND  L.L.P.




  Boston, Massachusetts
  January 27, 1995

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1994 and 1993


                                                ASSETS
                                                               1994            1993

            Participating Insured Mortgages
             ("PIMs") (Notes B, C and H)                    $ 59,837,946   $ 60,322,532
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Notes B, D and H)              29,648,678     34,652,217

               Total mortgage investments                     89,486,624     94,974,749

            Cash and cash equivalents (Notes B and H)          2,931,523      8,775,797
            Interest receivable and other assets                 983,130        697,394
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $3,658,625 and
             $2,893,353, respectively (Note B)                 2,461,883      3,227,155
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,701,854 and
             $1,508,624, respectively (Note B)                   698,145        891,375

               Total assets                                 $ 96,561,305   $108,566,470

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     14,734   $      5,376

            Partners' equity (deficit) (Notes A and E):

              Limited Partners                                96,689,550    108,682,007
               (7,500,099 Units outstanding)
              General Partners                                  (142,979)      (120,913)

               Total Partners' equity                         96,546,571    108,561,094

               Total liabilities and Partners' equity       $ 96,561,305   $108,566,470

                                The accompanying notes are an integral
                                   part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME

                            For the Years Ended December 31, 1994, 1993 and 1992



                                                           1994            1993           1992

            Revenues:
               Interest income - PIMs
                 Base interest                         $4,517,722      $4,349,745     $5,099,506
                 Participation Income                     262,069           -              3,615
               Interest income - MBS                    2,647,031       3,097,129      2,675,934
               Other interest income                      261,771         251,490        918,504

                    Total revenues                      7,688,593       7,698,364      8,697,559

            Expenses:
               Asset management fee to an
                affiliate (Note F)                        686,828         751,490        766,153
               Expense reimbursements to affiliates
                (Note F)                                  222,785         244,702        230,515
               Amortization of prepaid expenses and
                 fees (Note B)                            958,502         928,187      2,132,096
               General and administrative expenses        137,659         131,458        155,086

                    Total expenses                      2,005,774       2,055,837      3,283,850

            Net income (Note G)                        $5,682,819      $5,642,527     $5,413,709

            Allocation of net income (Note E):

               Average net income per Unit of
                 Depositary Receipt                    $      .73      $      .73     $      .70
                 (7,499,999 Units outstanding)

               Corporate Limited Partner               $       73      $       73     $       70

               General Partners                        $  170,485      $  169,276     $  162,411

                                   The accompanying notes are an integral
                                      part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                            For the Years Ended December 31, 1994, 1993 and 1992


                                                     Corporate                       Total
                                                     Limited        General         Partners'
                                       Unitholders   Partner        Partners         Equity

     Balance at December 31, 1991      $131,538,307  $  1,833       $ (20,921)    $131,519,219

     Net income                           5,251,228        70         162,411        5,413,709

     Quarterly distributions            (10,509,009)     (140)       (228,198)     (10,737,347)

     Special distributions               (8,249,980)     (110)           -          (8,250,090)

     Balance at December 31, 1992       118,030,546     1,653         (86,708)     117,945,491

     Net income                           5,473,178        73         169,276        5,642,527

     Quarterly distributions             (9,873,246)     (132)       (203,481)     (10,076,859)

     Special distributions               (4,949,999)      (66)           -          (4,950,065)

     Balance at December 31, 1993       108,680,479     1,528        (120,913)     108,561,094

     Net income                           5,512,261        73         170,485        5,682,819

     Quarterly distributions (Note E)    (9,554,558)     (128)       (192,551)      (9,747,237)

     Special distributions (Note E)      (7,949,999)     (106)           -          (7,950,105)

     Balance at December 31, 1994      $ 96,688,183  $  1,367       $(142,979)    $ 96,546,571

                                The accompanying notes are an integral
                                  part of the financial statements.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                         For the Years Ended December 31, 1994, 1993 and 1992

                                                             1994          1993        1992
     Operating activities:
       Net income                                       $ 5,682,819   $ 5,642,527   $ 5,413,709
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees          958,502       928,187     2,132,096
         Premium amortization                                14,986        55,441        83,778
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
             and other assets                              (285,736)    1,449,206    (1,192,355)
           Increase (decrease) in liabilities                 9,358       (16,513)      (26,489)

             Net cash provided by operating activities    6,379,929     8,058,848     6,410,739

     Investing activities:
       Decrease (increase) in other investments               -         6,000,000    (6,139,219)
       Investment in PIMs                                     -           (68,757)       -
       Investments in MBS                                     -        (6,154,086)  (25,367,607)
       Proceeds from insurance claims on PIMs                 -           475,727     8,286,224
       Principal collections on PIMs                        484,586       407,385       377,473
       Principal collections on MBS                       4,988,553     9,688,312     6,321,952

           Net cash provided by (used for) investing
            activities                                    5,473,139    10,348,581   (16,521,177)

     Financing activities:
       Quarterly distributions                           (9,747,237)  (10,076,859)  (10,737,347)
       Special distributions                             (7,950,105)   (4,950,065)   (8,250,090

           Net cash used for financing activities       (17,697,342)  (15,026,924)  (18,987,437)

     Net increase (decrease) in cash and cash
      equivalents                                        (5,844,274)    3,380,505   (29,097,875)

     Cash and cash equivalents, beginning
      of period                                           8,775,797     5,395,292    34,493,167

     Cash and cash equivalents, end of period           $ 2,931,523   $ 8,775,797   $ 5,395,292

                                The accompanying notes are an integral
                                  part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


  A.     Organization

         Krupp Insured Plus Limited Partnership (the "Partnership") is a Massachusetts Limited Partnership. The General Partners of the Partnership are The Krupp Corporation and The Krupp Company Limited Partnership-IV and the Corporate Limited Partner is Krupp Depositary Corporation. The Partnership terminates on December 31, 2025, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

         The Partnership commenced the public offering of Units on July 7, 1986 and completed its public offering having sold 7,499,999 Units for $149,489,830 net of purchase volume discounts of $510,150 as of January 27, 1987.

  B.     Significant Accounting Policies

         The Partnership uses the following accounting policies for financial reporting purposes which differ in certain respects from those used for federal income tax purposes (Note G):

           PIMs

           The Partnership carries its investments in PIMs at amortized cost as it has the ability and intention to hold these investments. Basic interest is recognized on the stated coupon rate of the Department of Housing and Urban Development ("HUD") insured mortgage (less the servicer's fee) or the stated coupon rate of the Government National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") MBS. The Partnership recognizes interest related to the participation features as earned and when it deems these amounts as collectible.

           MBS

           The Partnership carries its MBS at amortized cost as it has both the ability and the intention to hold its MBS. The Partnership amortizes any purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

           Cash Equivalents

           The   Partnership   includes  all   short-term   investments   with
           maturities of three months or less from the date of acquisition in cash and cash equivalents.

           Prepaid Expenses and Fees

           Prepaid expenses and fees represent prepaid acquisition expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes the prepaid acquisition fees and expenses using the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage.

           The Partnership amortizes the prepaid participation servicing fees using the straight-line method over a ten year period beginning from the acquisition of the GNMA or FNMA MBS or final endorsement of the FHA loan.



                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

  B.   Significant Accounting Policies, Continued

           Prepaid Expenses and Fees, Continued

           During 1992, the Partnership reallocated most of the prepaid acquisition expenses and fees of the PIMs repaid with insurance claim proceeds to the non-participating insured mortgages acquired with those insurance claim proceeds. The Partnership wrote off $1,285,171 representing the prepaid acquisition expenses and fees not reallocated and all prepaid participation servicing fees originally allocated to those PIMs.

           Income Taxes

           The Partnership is not liable for federal or state income taxes because Partnership income is allocated to the partners for income tax purposes. If the Partnership's tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income, such change will be reported to the partners.

           Reclassification

           Certain  prior   year  balances  have   been  reclassified   to  be
           consistent with current year presentation.

  C.   PIMs

         The Partnership has investments in six PIMs. The Partnership's PIMs consist of a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in the mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the mortgage loan underlying the GNMA MBS and the FHA mortgage loan.

         The borrower usually can not prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

         Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month, (iii) "Shared Appreciation Interest" which is 25%


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

  C.   PIMs, Continued

         of any increase in the value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally can not exceed 50% of any increase in Value of the property. However, generally 50% of any net proceeds will be available to satisfy any accrued but unpaid shared income or minimum additional interest.

         Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

         Under the Agreement, the Partnership, upon giving twelve months written notice, can accelerate the maturity date of the Agreement to a date not earlier than ten years from the date of the Agreement for
         (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

         During 1993 and 1992, the Partnership received insurance claims on the following PIMs and subsequently distributed the net proceeds to the Unitholders of record on the date the net proceeds were received:

                       PIM                  Date Received           Net Proceeds

                   Abbey Terrace            March 12, 1993          $   475,727

                   Lenox Woods I            May 19, 1992            $ 3,897,924

                   Abbey Terrace            August 14, 1992         $ 4,388,300

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued


       The Partnership's PIMs consist of the following at December 31, 1994 and 1993:

                                                                Aggregate Outstanding
                                        Range of   Range of      Principal Balance at
                Original     Number     Interest   Maturity       December 31,
     Issuer    Principal    of PIMs       Rates    Dates (a)       1994            1993

       GNMA    $42,450,020
                 (b)(c)(d)       4        7 - 8%    4/22-12/22   $40,178,312    $40,569,867


       FHA      13,814,400
                    (e)          1        7.375%       12/33      13,757,653     13,814,400

       FNMA      6,021,258
                   (f)           1        7.75%        4/01        5,901,981      5,938,265


               $62,285,678       6                               $59,837,946    $60,322,532


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

  (a) The range of maturity dates for PIMs issued by GNMA and FHA represent the stated maturity date of the security or insured mortgage, however, the Partnership anticipates realizing amounts due under these PIMs well before these stated maturity dates.
  (b) Includes a PIM with a prepayment penalty of 9% in year 6 through 7, 3% in year 8 and 9, with no penalty thereafter.
  (c) Includes a PIM having an original face value of $17,850,000 that was purchased for $17,403,750 (a $446,250 discount). The prepayment penalty for this PIM is 9% in year 6, declining by 1% each year thereafter through year 9, with no penalty thereafter.
  (d) On January 1, 1992, the Partnership entered into an agreement which provided for a reduction in the permanent interest rate on a GNMA PIM having an original face value of $4,900,000, which reduced the interest rate from 8.5% to 7% for a period of four years. The reduction in the permanent interest rate was granted in exchange for a reduction of the Shared Appreciation Interest Base from $5,700,000 to $4,900,000.
  (e) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower of the FHA PIM for a permanent interest rate reduction from 8.875% per annum to 7.375% per annum, retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness ($13,757,653 as of
       December  31,   1994).    In   the  event  of   a  refinancing,  Shared

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

       Appreciation Income is 25% of the appraised value over the outstanding indebtedness. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash. On December 1, 1993, the underlying first mortgage loan received final endorsement.
  (f) The total PIM on the underlying property is $22,000,000 of which 73% or $15,978,742 is held by Krupp Insured Plus III Limited Partnership.

  The  underlying mortgages  of  the PIMs  are collateralized  by multi-family
  apartment complexes located in five states.   The apartment complexes  range
  in size from 103 to 386 units.

  D.   MBS

       At December  31, 1994,  the Partnership's  MBS portfolio  has a  market value of approximately $29,177,000 and unrealized gains and losses of $119,000 and $591,000, respectively, maturing from 2004 to 2033. The Partnership does not expect to realize these gains or losses as it has the intention and ability to hold the MBS.

       In 1993, the Partnership made the final advances on two insured mortgages funding the construction of multi-family housing. These insured mortgages have face values of $9,324,000 and $5,817,171 with interest rates of 8.75% and 8.25% per annum, respectively, and mature in 2033. The Partnership received interest only payments during construction and following final endorsement in 1993 receives monthly principal and interest payments.

  E.   Partners' Equity

       Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

  E.   Partners' Equity, Continued

       Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the
       Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 10% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP
       class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners.

       Profits arising from a capital transaction will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

       During   1994,  1993   and  1992,   the   Partnership  made   quarterly
       distributions totalling $1.28, $1.32 and $1.40 per Unit and Special distributions of $1.06, $.66 and $1.10 per Unit, respectively.

         As  of   December  31,   1994,  the   following  cumulative   partner
         contributions and allocations have been  made since inception of  the
         Partnership:

                                                           Corporate
                                                            Limited     General
                                            Unitholders     Partner     Partners       Total

            Capital contributions           $149,489,830   $  2,000    $    3,000  $149,494,830

            Syndication costs                 (7,906,604)       -             -      (7,906,604)

            Quarterly distributions          (82,436,032)    (1,143)   (1,961,190)  (84,398,365)

            Special distributions            (21,149,978)      (282)          -     (21,150,260)

            Net income                        58,690,967        792     1,815,211    60,506,970

            Balance at December 31, 1994    $ 96,688,183   $  1,367    $ (142,979) $ 96,546,571

  F.  Related Party Transactions

      Under the terms of the Partnership Agreement, the General Partners receive an Asset Management Fee equal to .75% per annum of the value of the Partnership's total invested assets payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to .3% per annum on the Partnership's Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for asset management and incentive management fees shall not exceed 10% of distributable cash flow over the life of the Partnership.

      Additionally,  the  Partnership  reimburses  affiliates  of  the General
      Partners for certain expenses incurred related to administrative services provided to the Partnership including legal, accounting, data processing, transfer agent and investor communications.

                                    Continued

  G.  Federal Income Taxes

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, Continued


      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1994 federal income tax return is as follows:

                 Net income from statement of operations              $ 5,682,819

                 Plus:  Book to tax difference for amortization of
                         prepaid expenses and fees                        824,951

                 Less:  Book to tax difference for timing of
                         PIM income                                      (265,684)

                 Net income for federal income tax purposes           $ 6,242,086

         The allocation of the 1994 net income for federal income tax purposes is as follows:

                                                          Portfolio
                                                           Income

                 Unitholders                              $6,054,742

                 General Partners                            187,263

                 Corporate Limited Partner                        81

                                                          $6,242,086

    For the years Ended December 31, 1994, 1993 and 1992 the average per unit net income to the Unitholders for federal income tax purposes was $.81, $.83 and $.85, respectively.

  H.  Fair Value Disclosures of Financial Instruments

        The  Partnership  used  the  following  methods  and  assumptions   to
        estimate the fair value of each class of financial instruments:

        Cash and Cash Equivalents

        The carrying amount approximates fair value because of the short maturity of those instruments.

        MBS

        The Partnership estimated the fair value of MBS based on quoted market prices.


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS, Continued

  H.  Fair Value Disclosures of Financial Instruments, Continued

        PIMs

        There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate and the estimated value of the participation features. Management estimates the fair value of the participation features using the estimated fair value of the underlying properties. Management does not include in the estimated fair value of the participation features any fair value estimate arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the appreciation feature with any certainty.

        At December 31, 1994 and 1993, the Partnership estimates fair value of its financial instruments as follows:

                                                                 1994           1993

                 Cash and cash equivalents                  $  2,932,000   $  8,776,000

                 MBS                                          29,177,000     36,078,000

                 PIMs                                         54,971,000     62,159,000

                                                            $ 87,080,000   $107,013,000

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                               Normal
                         Interest              Monthly                           Carrying
                         Rate (c)  Maturity    Payment  Original      Current    Amount at
       PIMs(a)(b)        (d)(e)    Date (d)    (e)(f)  Face Amount   Face Amount 12/31/94
       GNMA
       La Costa Apts.
       Miami, FL            7.5%    4/15/22    $ 74,500  $11,050,000 $10,409,281  $10,409,281


       Mandalay Apts.
       Clearwater Beach,
       FL                   7.25%   8/15/22     117,200   17,850,000  16,822,945  16,402,371


       Greentree Apts.
       Hoover, AL           8%      11/15/22     64,600    9,096,270   8,671,212   8,671,212


       Pine Hills Apts.
       Howell, MI           7%
                            (h)     12/15/22     36,600    4,900,000   4,695,448   4,695,448


                                                        42,896,270    40,598,886  40,178,312
       FHA
       Vista Montana Apts.
       Val Vista Lakes, AZ  7.375%
                             (i)    12/1/33      86,000   13,814,400  13,757,653  13,757,653


       FNMA
       Royal Palm Place
       (g)
       Kendall, FL          7.75%   4/1/01       41,700    6,021,258   5,901,981   5,901,981



                                                         $62,731,928 $60,258,520 $59,837,946
                                                                                      (j)

  (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), a securitized mortgage loan insured by the department of Housing and Urban Development ("HUD")
       issued and guaranteed as to the timely payment of principal and interest by the Government National Mortgage Association ("GNMA") or a first mortgage issued by the Federal Housing Authority ("FHA") and insured by HUD, and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain base levels.

  (b) The GNMA MBS, FNMA MBS and FHA mortgage loans generally may not be prepaid during the first five years and may be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.

  (c) Represents only the stated interest rate of the GNMA or FNMA MBS or the stated interest rate of the FHA mortgage loan less the servicing fee. In addition, the Partnership may receive participation interest , consisting of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property,
       (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the intent it exceeds the amount of Minimum Additional Interest received during such month) and (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value. Minimum Additional Interest is at a rate of .5% per

                                     Continued
                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

         NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE, Continued
                                   __________

     annum calculated on the unpaid principal balance of the first mortgage note. Shared Income Interest is based on 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent it exceeds the amount of Minimum Additional Interest earned during the month. Shared Appreciation Interest is based on 25% of any increase in the value of the project over the base value.

  (d) The Partnership's GNMA MBS and FHA mortgage loan have call provisions, which allow the Partnership to accelerate their respective maturity dates to as early as ten years from the date of the loan.

  (e) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the FHA direct mortgages.

  (f) The normal monthly payment consisting of principal and interest for FNMA MBS is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at the end of year ten.

  (g) The total PIM on the underlying property is $22,000,000 of which 72.63% or $15,978,742 is held by Krupp Insured Plus-III Limited Partnership. The Partnership's share of the principal balance due at maturity for the Royal Palm PIM is approximately $5,585,000.

  (h) On January 1, 1992, the Partnership entered into an agreement which provided for a reduction in the permanent interest rate from 8% to 7% per annum for a period of four years. The reduction in the permanent interest rate was granted in exchange for a reduction of the Shared Appreciation Interest Base from $5,700,000 to $4,900,000.

  (i) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower for a permanent interest rate reduction from 8.75% per annum to 7.375% per annum retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness ($13,757,653 at December 31, 1994). In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.

  (j) The aggregate cost of PIMs for federal income tax purposes is $59,837,946.

  A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 1994 is as follows:

                                                   1994           1993           1992

            Balance at beginning of period    $ 60,322,532    $61,136,887    $69,800,584
            Additions during period:
            Investments in PIMs                     -              68,757         -
            Deductions during period:
             Proceeds from insurance
              claims                                -            (475,727)    (8,286,224)
             Principal collections                (484,586)      (407,385)      (377,473)

            Balance at end of period          $ 59,837,946    $60,322,532    $61,136,887