Form 10-Q
period 1995-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1995-05-03
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended       March 31, 1995

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

                         PART I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS

                                                               March 31,    December 31,
                                                                 1995           1994

            Participating Insured Mortgages ("PIMs")         $ 59,710,762   $ 59,837,946
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Note 2)                         29,208,804     29,648,678

              Total mortgage investments                       88,919,566     89,486,624

            Cash and cash equivalents                           2,853,566      2,931,523
            Interest receivable and other assets                  908,307        983,130
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $3,849,943 and
             $3,658,625, respectively                           2,270,565      2,461,883
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,750,161 and
             $1,701,854, respectively                             649,838        698,145

              Total assets                                   $ 95,601,842   $ 96,561,305

                                      LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $      7,901   $     14,734

            Partners' equity (deficit) (Note 3):

              Limited Partners                                 95,743,295     96,689,550
               (7,500,099 Units outstanding)
              General Partners                                   (149,354)      (142,979)

              Total Partners' equity                           95,593,941     96,546,571

              Total liabilities and Partners' equity         $ 95,601,842   $ 96,561,305

                                   The accompanying notes are an integral
                                      part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME


                                                                For the Three Months
                                                                  Ended March 31,

                                                                1995           1994

            Revenues:
              Interest income - PIMs                         $1,123,249     $1,218,843
              Interest income - MBS                             632,007        691,601
              Other interest income                              41,301         77,167

                    Total revenues                            1,796,557      1,987,611

            Expenses:
              Asset management fee to an affiliate              165,544        173,153
              Expense reimbursements to affiliates               29,555         61,885
              Amortization of prepaid fees and expenses         239,625        239,625
              Other                                              17,735         26,061

                    Total expenses                              452,459        500,724

            Net income                                       $1,344,098     $1,486,887

            Allocation of net income (Note 3):

              Average net income per Unit
               (7,499,999 Units outstanding)                 $      .17     $      .19

              Corporate Limited Partner                              17     $       19

              General Partners                               $   40,323     $   44,607

                                   The accompanying notes are an integral
                                      part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                          STATEMENTS OF CASH FLOWS


                                                                     For the Three Months
                                                                       Ended March 31,

                                                                      1995           1994

      Operating activities:
          Net income                                              $ 1,344,098    $ 1,486,887
            Adjustments to reconcile net income to net cash
             provided by operating activities:
              Amortization of prepaid fees and expenses               239,625        239,625
              Premium amortization MBS                                  1,435          9,584
              Changes in assets and liabilities:
                 Decrease (increase) in interest receivable
                  and other assets                                     74,823        (67,862)
                 Decrease in liabilities                               (6,833)        (1,209)

                    Net cash provided by operating activities       1,653,148      1,667,025

      Investing activities:
          Principal collections on MBS                                438,439      2,322,954
          Principal collections on PIMs                               127,184        117,618

                    Net cash provided by investing activities         565,623      2,440,572

      Financing activity:
          Quarterly distributions                                  (2,296,728)    (2,498,721)

      Net increase (decrease) in cash and cash equivalents            (77,957)     1,608,876

      Cash and cash equivalents, beginning of period                2,931,523      8,775,797

      Cash and cash equivalents, end of period                    $ 2,853,566    $10,384,673

                                 The accompanying notes are an integral
                                   part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


  1.  Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the General Partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1994 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1995 and its results of operations and cash flows for the three months ended March 31, 1995 and 1994.

      The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.  MBS

      At March 31, 1995, the Partnership's MBS portfolio has a market value of approximately $20,182,000 and unrealized gains and losses of $291,000 and $38,000, respectively, with maturities from 2004 to 2033.

  3.  Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 1995 is as follows:

                                                        Corporate               Total
                                                         Limited   General     Partners'
                                          Unitholders    Partner   Partners     Equity

            Balance at December 31, 1994  $ 96,688,183   $1,367   $(142,979) $ 96,546,571

            Net income                       1,303,758       17      40,323     1,344,098

            Quarterly distributions         (2,250,000)     (30)    (46,698) (2,296,728)

            Balance at March 31, 1995     $ 95,741,941   $1,354   $(149,354) $ 95,593,941

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

      The most significant demand on the Partnership's liquidity is regular quarterly distributions paid to investors of approximately $2.3 million. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents and the principal collections received on the PIMs and MBS. To the extent the Partnership funds a portion of the distribution from principal collections, the capital resources of the Partnership will decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which may result in periodic adjustments to the quarterly distributions paid to investors.

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

  Distributable Cash Flow and Net Cash Proceeds From Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the three months ended March 31, 1995 and the period from inception to March 31, 1995 (Amounts in thousands, except per Unit amounts).

                                                     Three Months Ended  Inception through
                                                       March 31, 1995      March 31, 1995

            Distributable Cash Flow:

            Net Income for tax purposes                  $1,550              $ 62,574
            Items not requiring or (not providing)
             the use of operating funds:

              Amortization of prepaid expenses
               and organization costs                        34                 4,661

              Amortization of MBS premiums                    1                   285
              Acquisition expenses paid from
               offering proceeds charged to operations      -                   1,098
              Gain on sale of MBS                           -                    (114)

              Total Distributable Cash Flow ("DCF")       1,585                68,504

              Limited Partners Share of DCF               1,537                66,448

              Limited Partners Share of DCF per Unit        .20                  8.86

              General Partners Share of DCF                  48                 2,056

            Net Proceeds from Capital Transactions:

              Insurance claim proceeds and
               principal collections on PIMs                127                46,010
              Principal collections on MBS                  438                37,440
              Insurance claim proceeds and
               principal collections on PIMs and
               MBS reinvested in PIMs and MBS               -                 (40,775)
              Gain on sale of MBS                           -                     114

              Total Net Proceeds from Capital
               Transactions                                 565                42,789

            Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                    $2,150              $111,293

            Distributions: (includes special
             distribution)
              Limited Partners                            2,250 (a)           108,087 (a)

              Limited Partners Average per Unit          $  .30 (a)          $  14.41 (a)(b)

              General Partners                               48 (a)             2,056 (a)

                    Total Distributions                  $2,298              $110,143

  (a)     This includes an estimate of the May 1995 distribution.
  (b) Limited Partners average per Unit return of capital as of May 1995 is $5.55 [$14.41-$8.86]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

      The following discussion relates to the operations of the Partnership during the three months ended March 31, 1995 and 1994.

                                                                (Amounts in thousands)
                                                                 1995           1994

                      Interest income on PIMs                 $ 1,123         $ 1,219

                      Interest income on MBS                      633             701
                      Other interest income                        41              77
                      Partnership expenses                       (212)           (261)

                      Distributable Cash Flow                 $ 1,585         $ 1,736

      Distributable Cash Flow ( DCF ) for the first quarter of 1995 decreased when compared to the first quarter of 1994 as a result of lower average asset balances in 1995. The Partnership will continue to see a decrease in DCF because the portion of distributions funded with principal collections reduces the overall income generating assets held by the Partnership.

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

  DATE:  April 26, 1995