Form 10-Q
period 1995-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1995-08-02
CIK 786622

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549

                                              FORM 10-Q

            (Mark One)

      QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF  THE SECURITIESx
         EXCHANGE ACT OF 1934

            For the quarterly period ended    June 30, 1995

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

                                    PART I.  FINANCIAL INFORMATION

            Item 1.  FINANCIAL STATEMENTS

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                             ASSETS
                                                              June 30,     December 31,
                                                                1995           1994
            Participating Insured Mortgages ("PIMs")         $59,581,068    $59,837,946
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Note 2)                        28,822,577     29,648,678

              Total mortgage investments                      88,403,645     89,486,624

            Cash and cash equivalents                          2,659,584      2,931,523
            Interest receivable and other assets                 878,196        983,130
            Prepaid acquisition fees and expenses, net
             of accumulated amortization of $4,041,261
             and $3,658,625, respectively                      2,079,247      2,461,883
            Prepaid participation servicing fees, net
             of accumulated amortization of $1,798,469
             and $1,701,854, respectively                        601,530        698,145

                Total assets                                 $94,622,202    $96,561,305

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $    10,543    $    14,734

            Partners' equity (deficit) (Note 3):

              Limited Partners
               (7,500,099 Units outstanding)                  94,769,109     96,689,550
              General Partners                                  (157,450)      (142,979)

                Total Partners' equity                        94,611,659     96,546,571

                Total liabilities and Partners' equity       $94,622,202    $96,561,305

                                The accompanying notes are an integral
                                   part of the financial statements.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME


                                               For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,

                                                1995           1994        1995         1994
     Revenues:
       Interest income - PIMs                $1,120,847     $1,113,151  $2,244,096   $2,331,994
       Interest income - MBS                    623,411        656,582   1,255,418    1,348,183
       Other interest income                     40,920         92,313      82,221      169,480

           Total revenues                     1,785,178      1,862,046   3,581,735    3,849,657

     Expenses:
       Asset management fee to an affiliate     166,397        171,682     331,941      344,835
       Expense reimbursements to affiliates      29,554         61,884      59,109      123,769
       Amortization of prepaid expenses and
        fees                                    239,626        239,626     479,251      479,251
       General and administrative                34,298         37,163      52,033       63,224

           Total expenses                       469,875        510,355     922,334    1,011,079

     Net income                              $1,315,303     $1,351,691  $2,659,401   $2,838,578

     Allocation of net income (Note 3):

       Average net income per Unit
        (7,499,999 Units outstanding)        $      .17     $      .18         .34   $      .37

       Corporate Limited Partner                     17             18          34           37

       General Partners                      $   39,459     $   40,550  $   79,782   $   85,157

                                The accompanying notes are an integral
                                  part of the financial statements.

                               KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                      For the Six Months
                                                                         Ended June 30,

                                                                     1995           1994
     Operating activities:
       Net income                                                $ 2,659,401    $ 2,838,578
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                   479,251        479,251
         Premium amortization MBS                                      -             21,076
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
            and other assets                                         104,934        (94,039)
           Increase (decrease) in liabilities                         (4,191)         3,280

               Net cash provided by operating activities           3,239,395      3,248,146

     Investing activities:
       Principal collections on PIMs                                 256,878        237,153
       Principal collections on MBS                                  826,101      3,731,898

               Net cash provided by investing
                activities                                         1,082,979      3,969,051

     Financing activities:
       Quarterly distributions                                    (4,594,313)    (4,975,764)
       Special distributions                                          -          (7,950,106)

               Net cash used for financing activities             (4,594,313)   (12,925,870)

     Net decrease in cash and cash equivalents                      (271,939)    (5,708,673)

     Cash and cash equivalents, beginning of period                2,931,523      8,775,797

     Cash and cash equivalents, end of period                    $ 2,659,584    $ 3,067,124

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1995, its results of operations for the three and six months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994.

      The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.  MBS

      At June 30, 1995, the Partnership's  MBS portfolio had a market value of
      approximately   $29,457,000  with  unrealized   gains  of  approximately
      $634,000  and maturities from 2004 to 2033.

  3.  Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 1995 is as follows:

                                                           Corporate              Total
                                                            Limited   General    Partners'
                                             Unitholders   Partner    Partners      Equity
              Balance at December 31, 1994   $96,688,183   $ 1,367    $(142,979) $96,546,571
              Net income                       2,579,585        34       79,782    2,659,401
              Quarterly distributions         (4,500,000)      (60)     (94,253)  (4,594,313)
              Balance at June 30, 1995       $94,767,768   $ 1,341    $(157,450) $94,611,659

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

      The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $2.3 million. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents and the principal collections received on the PIMs and MBS. To the extent the Partnership funds a portion of the distribution from principal collections, the capital resources of the Partnership will decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which may result in periodic adjustments to the quarterly distributions paid to investors.

  Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

  Distributable Cash Flow and Net Cash Proceeds From Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the six months ended June 30, 1995 and the period from inception to June 30, 1995 (amounts in thousands, except per Unit amounts).

                                                            Six Months Ended   Inception through
                                                             June 30, 1995       June 30, 1995
      Distributable Cash Flow:

      Income for tax purposes                               $ 3,071             $ 64,095
      Items not requiring or (not providing) the use of
       operating funds:

       Amortization of prepaid expenses, fees and organiz-
        ation costs                                              68                4,695
       Amortization of net MBS premiums                        -                     284
       Acquisition expenses paid from offering proceeds
        charged to operations                                  -                   1,098
       Gain on sale of MBS                                     -                    (114)

           Total Distributable Cash Flow ("DCF")            $ 3,139             $ 70,058

      Limited Partners Share of DCF                         $ 3,045             $ 67,956

      Limited Partners Share of DCF per Unit                $   .41             $   9.06

      General Partners Share of DCF                         $    94             $  2,102

      Net Proceeds from Capital Transactions:

      Insurance claim proceeds and principal collections
       on PIMs                                              $   257             $ 46,140
      Principal collections on MBS                              826               37,828
      Principal collections on PIMs and MBS reinvested
       in PIMs and MBS                                         -                 (40,775)
      Gain on sale of MBS                                      -                     114
      Total Net Proceeds from Capital Transactions          $ 1,083             $ 43,307

      Cash available for distribution
        (DCF plus Net Proceeds from
        Capital Transactions)                               $ 4,222             $113,365

      Distributions:

      Limited Partners                                      $ 4,500 (a)         $110,337 (a)

      Limited Partners Average per Unit                     $   .60 (a)         $  14.71 (a)(b)

      General Partners                                      $    94 (a)         $  2,102 (a)

      Total Distributions                                   $ 4,594             $112,439

  (a)     This includes an estimate of the August 1995 distribution.
  (b) Limited Partners average per Unit return of capital as of August 1995 is $5.65 [$14.71 - $9.06] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.Operations

      The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1995 and 1994:

                                                      (Rounded to $1,000)
                                          For the Three Months      For the Six Months
                                             Ended June 30,           Ended June 30,

                                            1995       1994         1995       1994
            Interest income on PIMs        $1,121      $1,113     $2,244      $2,332
            Interest income on MBS            622         668      1,255       1,369
            Other interest income              41          92         82         169
            Partnership expenses             (230)       (270)      (442)       (531)

              Distributable Cash Flow      $1,554      $1,603     $3,139      $3,339

      Distributable Cash Flow ( DCF ) for the second quarter and first half of 1995 decreased when compared to the second quarter and first half of 1994 as a result of lower average asset balances in 1995. The Partnership will continue to see a decrease in DCF because the portion of distributions funded with principal collections reduces the overall income generating assets held by the Partnership.

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

  DATE:  July 24, 1995