Form 10-Q
period 1995-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1995-11-03
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO   SECTION  13  OR   15(d)  OF  THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended    September 30, 1995

                                       OR

            TRANSITION  REPORT  PURSUANT   TO  SECTION  13  OR  15(d)  OF  THE
            SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                          to

                  Commission file number          0-15815

                     Krupp Insured Plus Limited Partnership

              Massachusetts                   04 - 2915281
  (State or other jurisdiction of            (IRS employer
  incorporation or organization)           Identification no.)
  470 Atlantic Avenue, Boston, Massachusetts       02210
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
                                           BALANCE SHEETS

                                               ASSETS
                                                             September 30,     December 31,
                                                                  1995           1994

  Participating Insured Mortgages ("PIMs")                   $ 59,448,811   $ 59,837,946
  Mortgage Backed Securities ("MBS") (Note 2)                  28,375,993     29,648,678

      Total mortgage investments                               87,824,804     89,486,624

  Cash and cash equivalents                                     2,491,756      2,931,523
  Interest receivable and other assets                            873,023        983,130
  Prepaid acquisition fees and expenses, net of
   accumulated amortization of $4,232,579 and
   $3,658,625, respectively                                     1,887,929      2,461,883
  Prepaid participation servicing fees, net
   of accumulated amortization of $1,846,776
   and $1,701,854, respectively                                   553,223        698,145

            Total assets                                     $ 93,630,735   $ 96,561,305


                                  LIABILITIES AND PARTNERS' EQUITY

  Liabilities                                                $     12,023   $     14,734

  Partners' equity (Note 3):

      Limited Partners
       (7,500,099 Limited Partner interests
       outstanding)                                            93,783,656    96,689,550
      General Partners                                           (164,944)      (142,979)

            Total Partners' equity                             93,618,712     96,546,571

            Total liabilities and Partners' equity           $ 93,630,735   $ 96,561,305

                               The accompanying notes are an integral
                                 part of the financial statements.

                               KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                        STATEMENTS OF INCOME
                                         For the Three Months Ended  For the Nine Months Ended
                                              September 30,              September 30,
                                           1995          1994          1995           1994
  Revenues
       Interest income - PIMs           $1,118,398    $1,060,124     $3,362,494     $3,392,118
       Interest income - MBS               612,974       654,697      1,868,392      2,002,880
       Other interest income                37,109        33,861        119,330        203,341

         Total revenues                  1,768,481     1,748,682      5,350,216      5,598,339

  Expenses:
       Asset management fee to an
        affiliate                          167,148       171,581        499,089        516,416
       Expense reimbursements to
        affiliates                          29,556        61,885         88,665        185,654
       Amortization of prepaid
        fees and expenses                  239,625       239,624        718,876        718,876
       General and administrative           28,465        16,727         80,498         79,950

         Total expenses                    464,794       489,817      1,387,128      1,500,896

  Net income                            $1,303,687    $1,258,865     $3,963,088     $4,097,443

  Allocation of net income (Note 3):

       Limited Partners                 $1,264,576    $1,221,099     $3,844,195     $3,974,520

       Average net income per
        Limited Partner interest
        (7,500,099 Limited Partner
        interests outstanding)          $      .17    $      .16     $      .51     $      .53

       General Partners                 $   39,111    $   37,766     $  118,893     $  122,923

                               The accompanying notes are an integral
                                 part of the financial statements.

                               KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                      STATEMENTS OF CASH FLOWS

                                                               For the Nine Months Ended
                                                                      September 30,

                                                                   1995          1994

  Operating activities:
       Net income                                              $ 3,963,088   $ 4,097,443
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid fees and expenses                 718,876       718,876
         Premium amortization MBS                                    -            17,701
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
            and other assets                                       110,107        (7,470)
           (Decrease) increase in liabilities                       (2,711)        7,313

           Net cash provided by operating activities             4,789,360     4,833,863

  Investing activities:
       Principal collections on MBS                              1,272,685     4,441,344
       Principal collections on PIMs                               389,135       359,864

           Net cash provided by investing activities             1,661,820     4,801,208

  Financing activities:
       Quarterly distributions                                  (6,890,947)   (7,452,051)
       Special distributions                                         -        (7,950,106)

           Net cash used for financing activities               (6,890,947)  (15,402,157)

  Net decrease in cash and cash equivalents                       (439,767)   (5,767,086)

  Cash and cash equivalents, beginning of period                 2,931,523     8,775,797

  Cash and cash equivalents, end of period                     $ 2,491,756   $ 3,008,711

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

        In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1995, its results of operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

        The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.    MBS

        At  September 30, 1995,  the Partnership's  MBS portfolio  had a market
        value   of  approximately   $29,087,000   with   unrealized  gains   of
        approximately $711,000 and maturity dates ranging from 2004 to 2033.

  3.    Changes in Partners' Equity

        A summary of changes in Partners' equity for the nine months ended September 30, 1995 is as follows:

                                                                   Total
                                            Limited   General    Partners'
                                           Partners   Partners    Equity

  Balance at December 31, 1994         $96,689,550    $(142,979)  $ 96,546,571

  Net income                             3,844,195      118,893      3,963,088

  Quarterly distributions               (6,750,089)    (140,858)    (6,890,947)

  Balance at September 30, 1995          $93,783,656  $(164,944)  $ 93,618,712

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

  The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $2.3 million. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents and the principal collections received on the PIMs and MBS. The Partnership funds a portion of the distribution from principal collections and as a result the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

  During the last half of 1994 and the first nine months of 1995 prepayments on the Partnership's MBS portfolio decreased dramatically as compared to the level of prepayments during 1993 and the beginning of 1994. The high level of MBS prepayments during 1993 and early 1994 caused such an increase in available cash that the Partnership made a special distribution of $1.06 per Unit during 1994. Also during 1994, the Partnership adjusted its distribution to $1.20 per Unit per year to reflect the anticipated cash inflows that would be available to fund distributions in the near term.

  During the nine months ended September 30, 1995, the Partnership received MBS principal collections of $1.3 million as compared to $4.4 million during the nine months ended September 30, 1994, reflecting a significantly lower level of prepayments. To date, this decrease in MBS principal collections has not adversely affected the Partnership's liquidity or its ability to maintain the current distribution rate of $1.20 per Unit per year. However, as the portion of distributions funded with principal collections on MBS and PIMs reduces the asset base of the Partnership, future cash inflows will decrease. To the extent cash inflows from operations decrease and prepayments do not increase sufficiently to offset the decrease in cash inflows, the Partnership will need to adjust the distribution rate accordingly.

  The Federal National Mortgage Association ("FNMA") is currently negotiating a loan workout with the underlying borrower of the Royal Palm Place Apartments PIM, which has a current face value of $5.9 million. Should the negotiations be unsuccessful FNMA would foreclose on the property and repay the Partnership the outstanding balance of the PIM. The Partnership would then distribute the proceeds to the Limited Partners as a special distribution.

  If the Partnership receives a repayment of the Royal Palm PIM it would reduce the asset base of the Partnership and future cash inflows from operating activities, so the Partnership would need to adjust the current distribution rate to reflect these lower cash inflows. Also, a repayment of the Royal Palm PIM as a result of a foreclosure would eliminate any future collection of additional interest related to the participation features by the Partnership. At this time, the General Partners cannot determine if the PIM will be restructured or paid off.

  Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by FNMA, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

  Distributable Cash Flow and Net Cash Proceeds From Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the nine months ended September 30, 1995 and the period from inception to September 30, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                 (amounts in thousands, except
                                                     per Unit amounts)
                                                       Nine Months Ended    Inception through
                                                       September 30, 1995   September 30, 1995
          Distributable Cash Flow (Federal income
          tax basis):
          Income for tax purposes                           $ 4,580             $ 65,604
          Items not requiring or (not providing)
           the use of operating funds:

           Amortization of prepaid fees and expenses            102                4,729
           Amortization of MBS premiums                        -                     284
           Acquisition expenses paid from
            offering proceeds charged to operations            -                   1,098
           Gain on sale of MBS                                 -                    (114)

           Total Distributable Cash Flow ("DCF")            $ 4,682             $ 71,601

           Limited Partners Share of DCF                    $ 4,542             $ 69,453

           Limited Partners Share of DCF per Unit           $   .61             $   9.26 (b)

           General Partners Share of DCF                    $   140             $  2,148

          Net Proceeds from Capital Transactions:

           Insurance claim proceeds and
            principal collections on PIMs                   $   389             $ 46,272
           Principal collections on MBS                       1,273               38,275
           Insurance claim proceeds and
            principal collections on PIMs
            and MBS reinvested in PIMs and MBS                 -                 (40,775)
           Gain on sale of MBS                                 -                     114

           Total Net Proceeds from Capital
            Transactions                                    $ 1,662             $ 43,886

Distributable Cash Flow and Net Cash Proceeds From Capital
Transactions, Continued

                                                       Nine Months Ended    Inception through
                                                       September 30, 1995   September 30, 1995

          Cash available for distribution

                (DCF plus Net Proceeds from
                Capital Transactions)                         $ 6,344           $115,487

          Distributions:

              Limited Partners                                $ 6,751 (a)       $112,588 (a)

              Limited Partners Average per Unit               $   .90 (a)       $  15.01 (a)(b)

              General Partners                                $   140 (a)       $  2,148 (a)

                    Total Distributions                       $ 6,891           $114,736

 (a) This includes an estimate of the November 1995 distribution.
 (b) Limited Partners average per Unit return of capital as of November 1995 is $5.75 [$15.01 - $9.26] Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

 Operations

 The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1995 and 1994:

                                                             (Rounded to $1,000)
                                                 For the Three Months      For the Nine Months
                                                 Ended September 30,       Ended September 30,

                                                   1995       1994         1995        1994

          Interest income on PIMs                 $1,118     $1,060       $3,362      $3,392
          Interest income on MBS                     613        652        1,868       2,021
          Other interest income                       37         34          119         203
          Partnership expenses                      (225)      (251)        (667)       (782)

              Distributable Cash Flow              1,543      1,495        4,682       4,834

          Amortization of MBS premium                -            4          -           (18)
          Amortization of prepaid fees
           and expenses                             (239)      (240)        (719)       (719)

              Net income                          $1,304     $1,259       $3,963      $4,097

  Net income decreased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 primarily as a result of a lower average asset balance during 1995. Interest income on MBS decreased $153,000 during the nine months ended September 30, 1995 as compared to the corresponding period in 1994 due primarily to the significant prepayments of the mortgages underlying the MBS during 1993 and the first half of 1994. Interest income on PIMs and other interest income decreased $30,000 and $84,000, respectively, during the nine months ended September 30, 1995 versus the same period in 1994, but were offset by a $115,000 decrease in Partnership expenses during the nine months ended September 30, 1995 as compared to the same period in 1994. Partnership expenses decreased due to lower expense reimbursements to affiliates and a lower asset management fee due to a declining asset base.

  There was no material change in net income during the third quarter of 1995 as compared to the corresponding period in 1994. The decrease in interest income on MBS during the third quarter of 1995 as compared to the same period in 1994 reflects the slowdown of prepayments during the second half of 1994 and the first nine months of 1995.

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



                          Krupp Insured Plus Limited Partnership
                                      (Registrant)



                    BY:/s/Robert A. Barrows
                    Robert A. Barrows
                    Vice President and Chief Accounting Officer of The Krupp Corporation, a General Partner of the Registrant.




Date:  October 24, 1995