Form 10-K
period 1995-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1996-03-28
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
  (Mark One)

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

              For the fiscal  year ended     December 31, 1995

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

  Documents incorporated by reference: See Part IV Item 14.

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

      As of December 31, 1995, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1995 was approximately 7,100. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

      During 1994, the Partnership made a special distribution consisting primarily of principal collections on MBS. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      The  Partnership   made  the  following   distributions,  in   quarterly
  installments, and special distributions, to its Partners during the two years ended December 31, 1995 and 1994:

                                                    1995                   1994
                                              Amount    Per Unit    Amount       Per Unit

              Quarterly Distributions:
                 Limited Partners           $9,000,119    $1.20    $ 9,554,686     $1.28
                 General Partners              187,157                 192,551

                                             9,187,276               9,747,237

              Special Distributions:
                 Limited Partners                -                   7,950,105     $1.06

                   Total Distributions      $9,187,276             $17,697,342

  ITEM 6.  SELECTED FINANCIAL DATA

      The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8, (Appendix A) of this report, respectively.

                               1995           1994          1993          1992          1991

      Total revenues      $ 7,097,154    $ 7,688,593   $  7,698,364  $  8,697,559  $  9,616,484

      Net income            5,247,543      5,682,819      5,642,527     5,413,709     7,719,518

      Net income allocated to:

       Limited Partners     5,090,117      5,512,334      5,473,251     5,251,298     7,487,932
         Average Per Unit         .68            .73            .73           .70          1.00

       General Partners       157,426        170,485        169,276       162,411       231,586

      Total assets at
      December 31          93,784,033     96,561,305    108,566,470   117,967,380   131,567,597

      Distributions to:
        Limited Partners    9,000,119      9,554,686      9,873,378    10,509,149    10,650,140
        Quarterly
         Average per Unit        1.20           1.28           1.32          1.40          1.42

        Special                -           7,950,105      4,950,065     8,250,090            -
         Average per Unit      -                1.06            .66          1.10            -

        General Partners      187,157        192,551        203,481       228,198       260,279

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Liquidity and Capital Resources

      The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $2.3 million. Funds used for investor distributions come from interest received on the PIMs, MBS, cash and cash equivalents and the principal collections received on the PIMs and MBS and cash reserves. The Partnership funds a portion of the distribution from principal collections and as a result the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

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

      During the year ended December 31, 1995, the Partnership received MBS principal collections of approximately $1.8 million as compared to $5 million during 1994, reflecting a significantly lower level of prepayments. To date, this decrease in MBS principal collections has not adversely affected the Partnership's liquidity or its ability to maintain the current distribution rate of $1.20 per Unit per year. However, as the portion of distributions funded with principal collections on MBS and PIMs reduces the asset base of the Partnership, future cash inflows will decrease.

      The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions do not fully utilize the cash available for distribution and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution.

      During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership will receive its pro-rata share of the $250,000 principal payments due on December 1 of each of the next four years. As a result of the modification, the Royal Palm PIM will continue to provide the Partnership with a competitive yield, potential participation in future income and appreciation, and principal and interest from the FNMA MBS will continue to be guaranteed by FNMA.

      For the first five years of the PIMs the borrowers are prohibited from repaying. For the second five years, the borrower can repay the loans incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity, if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

  Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1995 and the period from inception through December 31, 1995. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                         (Amounts in thousands, except per Unit amounts)
                                                         Year        Inception
                                                         Ended        Through
                                                       12/31/95       12/31/95
            Distributable Cash Flow:
            Income for tax purposes                    $ 6,072       $ 67,096
            Items not requiring or (not providing)
             the use of operating funds:

            Amortization of prepaid fees and expenses      134          4,761
            Amortization of MBS premiums                  -               284
            Acquisition expenses paid from offering
             proceeds charged to operations               -             1,098
            Gain on sale of MBS                           -              (114)


            Total Distributable Cash Flow ("DCF")      $ 6,206       $ 73,125

            Limited Partners Share of DCF              $ 6,020       $ 70,931

            Limited Partners Share of DCF per Unit     $   .80       $   9.46 (c)

            General Partners Share of DCF              $   186       $  2,194

            Net Proceeds from Capital Transactions:
            Insurance claim proceeds and
             principal collections on PIMs             $   549       $ 46,432
            Principal collections on MBS                 1,785         38,787
            Insurance claim proceeds and principal
             collections on PIMs and MBS reinvested
             in PIMs and MBS                              -           (40,775)
            Gain on sale of MBS                           -               114

            Total Net Proceeds from Capital
             Transactions                              $ 2,334       $ 44,558

            Cash available for distribution
              (DCF plus Net Proceeds from Capital
               Transactions)                           $ 8,540       $117,683

            Distributions: (includes special distributions)
            Limited Partners                           $ 9,000 (a)   $114,837 (b)

            Limited Partners Average per Unit          $  1.20 (a)   $  15.31 (b)(c)

            General Partners                               186 (a)      2,194 (b)

                 Total Distributions                   $ 9,186       $117,031

  (a) Represents all distributions paid in 1995 except the February 1995 distribution and includes an estimate of the distribution to be paid in February 1996.
  (b)     Includes an  estimate of  the distribution  to be  paid in  February
          1996.
  (c) Limited Partners average per Unit return of capital as of February 1996 is $5.85 [$15.31 - $9.46]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1995, 1994 and 1993.

                                                          (Amounts in thousands)
                                                    1995          1994          1993

              Interest income on PIMs             $ 4,471       $ 4,515       $ 4,350
              Interest income on MBS                2,473         2,662         3,097
              Other interest income                   153           262           307
              Partnership expenses                   (891)       (1,048)       (1,128)

                Distributable Cash Flow             6,206         6,391         6,626

              Participation income receivable        -              265           -
              Amortization of MBS premium            -              (15)          (55)
              Amortization of prepaid fees
               and expenses                          (958)         (958)         (928)

                Net income                        $ 5,248       $ 5,683       $ 5,643

       Net income decreased approximately $435,000 in 1995 as compared to 1994 due primarily to lower participation income accrued in 1995, interest income on MBS, and interest income on cash and short-term investments. In general, the income generated by the Partnership's invested assets will decrease in the future as its investments in mortgages amortize and principal proceeds are distributed to investors through quarterly or special distributions. The decline in interest income on MBS from 1994 to 1995 decreased as compared to the decline from 1993 to 1994 due to a lower rate of prepayments on the MBS portfolio during the last half of 1994 and 1995.

       Net income for 1994 did not change significantly from 1993. Interest income related to PIMs increased approximately $430,000 in 1994 as compared to 1993 as a result of participation income recognized in 1994 and a retroactive interest rate reduction in 1993 that lowered interest income on PIMs in 1993. In November 1993, the Partnership entered into an agreement with the borrower of the FHA PIM reducing the interest rate from 8.875% to 7.375% per annum retroactive to January 1, 1992, which reduced interest income on PIMs in 1993. Interest income on MBS decreased approximately $450,000 in 1994 as compared to 1993 due primarily to significant prepayments of the underlying mortgages as a result of refinancings due to lower interest rates. During 1994, the Partnership's expenses decreased approximately $80,000 as compared to 1993 as a result of lower asset management fees and expense reimbursements to affiliates. The asset management fee will continue to decline as the asset base of the Partnership decreases.

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

                                          Position with
            Name and Age                  The Krupp Corporation

            Douglas Krupp (49)            Co-Chairman of the Board
            George Krupp (51)             Co-Chairman of the Board
            Laurence Gerber (39)          President
            Robert A. Barrows (38)        Vice President and Chief Accounting
                                          Officer

     Douglas Krupp is Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in Boston with regional offices throughout the country. A staff of 3,400 are responsible for the more than $3 billion under management for institutional and individual clients. Mr. Krupp is a graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Mr. Krupp is Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-
  BRI).

       George Krupp is the Co-Chairman and Co-Founder of The Berkshire Group. Established in 1969 as the Krupp Companies, this real estate-based firm expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility ownership. Today, The Berkshire Group is an integrated real estate, mortgage and healthcare company which is headquartered in
  Boston with regional offices throughout the country.   A staff of 3,400  are
  responsible for more than $3.0 billion under management for institutional and individual clients. Mr. Krupp attended the University of Pennsylvania
  and Harvard  University.   Mr. Krupp  serves as  Chairman of  the Board  and
  Trustee of  Krupp Government  Income Trust  II and  Krupp Government  Income
  Trust.

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

     Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and Corporate Controller of The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

  ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1995 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,499,999 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

         (10.19) Modification  to   the   loan   and   participation   workout
                 agreement, dated March 31, 1992, by and between Krupp Insured Plus Limited Partnership and Pine Hill Partners. [Exhibit 10.19 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-15815)].*

                 Vista Montana

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

         (10.27) Servicing  Agreement,  dated March  31,  1988 by  and between
                 Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.14 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

         (10.28) Modification  to  the First  mortgage  loan  and subordinated
                 Promissory Note, dated June 7, 1993, by and between Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership. [Exhibit 10.28 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

         (10.29) Assignment  of  interest  from  Krupp  Insured  Plus  Limited
                 Partnership II to Krupp Insured Plus Limited Partnership, dated February 6, 1995. [Exhibit 10.29 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

                 Royal Palm Place

         (10.30) Supplement to Prospectus for FNMA Pool No. MB-109057.+

         (10.31) Subordinated  Multifamily  Mortgage  dated  March  20,   1991
                 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

         (10.32) Amended  and  Restated  Subordinated  Promissory  Note  dated
                 December 1, 1995 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Holder").+

         (10.33) Modification  Agreement dated  March 20, 1991  by and between
                 Royal Palm Place, Ltd., a Florida limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

         (10.34) Participation Agreement dated  March 20,  1991 between  Krupp
                 Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1991 (File No. 0-15815)].*

         * Incorporated by reference.
         + Filed herein.

  (c)    Reports on Form 8-K

         During the last quarter of the year ended December 31, 1995 the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 1996.

                          KRUPP INSURED PLUS LIMITED PARTNERSHIP

                     By:  The Krupp Corporation,
                          a General Partner


                     By:  /s/ George Krupp
                          George Krupp, Co-Chairman
                          (Principal Executive Officer) and
                          Director of The Krupp Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 26th day of February, 1996.

  Signatures                         Title(s)


  /s/ Douglas Krupp                  Co-Chairman (Principal Executive Officer)
  Douglas Krupp                      and Director of  The Krupp Corporation, a
                                     General Partner of the Registrant.


  /s/George Krupp                    Co-Chairman (Principal Executive Officer)
  George Krupp                       and  Director of The Krupp Corporation, a
                                     General Partner of the Registrant.


  /s/Laurence Gerber                 President of The Krupp Corporation, a
  Laurence Gerber                    General Partner of the Registrant.



  /s/ Robert A. Barrows              Vice President and Chief Accounting
  Robert A. Barrows                  Officer of The Krupp Corporation, a
                                     General Partner of the Registrant.

                                   APPENDIX A

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP




                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1995

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



  Report of Independent Accountants                                        F-3

  Balance Sheets at December 31, 1995 and 1994                             F-4

  Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1993                                         F-5

  Statements of Changes in Partners' Equity for the Years
  Ended December 31, 1995, 1994 and 1993                                   F-6

  Statements of Cash Flows for the Years
  Ended December 31, 1995, 1994 and 1993                                   F-7

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                         COOPERS & LYBRAND L.L.P.




  Boston, Massachusetts
  January 27, 1996

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1995 and 1994


                                                ASSETS
                                                               1995            1994

            Participating Insured Mortgages
             ("PIMs") (Notes B, C and H)                    $ 59,289,135   $ 59,837,946
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Notes B, D and H)              29,026,838     29,648,678

               Total mortgage investments                     88,315,973     89,486,624

            Cash and cash equivalents (Notes B and H)          2,394,592      2,931,523
            Interest receivable and other assets                 871,942        983,130
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $4,423,897 and
             $3,658,625, respectively (Note B)                 1,696,611      2,461,883
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,895,084 and
             $1,701,854, respectively (Note B)                   504,915        698,145

               Total assets                                 $ 93,784,033   $ 96,561,305

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     14,454   $     14,734

            Partners' equity (deficit) (Notes A and E):

              Limited Partners                                92,779,548     96,689,550
               (7,500,099 Limited Partner interests
               outstanding)
              General Partners                                  (172,710)      (142,979)

              Unrealized gain on MBS (Note B)                  1,162,741          -

               Total Partners' equity                         93,769,579     96,546,571

               Total liabilities and Partners' equity       $ 93,784,033   $ 96,561,305

                                The accompanying notes are an integral
                                   part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME

                            For the Years Ended December 31, 1995, 1994 and 1993



                                                           1995            1994           1993


            Revenues:
               Interest income - PIMs
                 Base interest                         $4,470,937      $4,517,722     $4,349,745
                 Participation Income                       -             262,069          -
               Interest income - MBS                    2,472,826       2,647,031      3,097,129

               Other interest income                      153,391         261,771        251,490


                    Total revenues                      7,097,154       7,688,593      7,698,364


            Expenses:
               Asset management fee to an
                affiliate (Note F)                        665,051         686,828        751,490
               Expense reimbursements to affiliates
                (Note F)                                  107,019         222,785        244,702

               Amortization of prepaid expenses and
                 fees (Note B)                            958,502         958,502        928,187

               General and administrative expenses        119,039         137,659        131,458

                    Total expenses                      1,849,611       2,005,774      2,055,837

            Net income (Note G)                        $5,247,543      $5,682,819     $5,642,527

            Allocation of net income (Note E):

               Limited Partners                        $5,090,117      $5,512,334     $5,473,251

               Average net income per Limited
                Partner interest                       $      .68      $      .73     $      .73
                 (7,500,099 Limited Partner
                 interests outstanding)

               General Partners                        $  157,426      $  170,485     $  169,276

                                   The accompanying notes are an integral
                                      part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                            For the Years Ended December 31, 1995, 1994 and 1993
                                           Limited      General     Unrealized     Partners'
                                           Partners     Partners       Gain         Equity
         Balance at December 31, 1992    $118,032,199   $ (86,708)  $    -       $117,945,491

         Net income                         5,473,251     169,276        -          5,642,527

         Quarterly distributions           (9,873,378)   (203,481)       -        (10,076,859)

         Special distributions             (4,950,065)       -           -         (4,950,065)

         Balance at December 31, 1993     108,682,007    (120,913)       -        108,561,094

         Net income                         5,512,334     170,485        -          5,682,819

         Quarterly distributions           (9,554,686)   (192,551)       -         (9,747,237)

         Special distributions             (7,950,105)       -           -         (7,950,105)

         Balance at December 31, 1994      96,689,550    (142,979)       -         96,546,571

         Net income                         5,090,117     157,426        -          5,247,543

         Quarterly distributions (Note E)  (9,000,119)   (187,157)       -         (9,187,276)

         Unrealized gain on MBS                -            -         1,162,741     1,162,741

         Balance at December 31, 1995    $ 92,779,548   $(172,710)  $ 1,162,741  $ 93,769,579

                                   The accompanying notes are an integral
                                     part of the financial statements.

                                 KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                        STATEMENTS OF CASH FLOWS

                          For the Years Ended December 31, 1995, 1994 and 1993

                                                             1995          1994        1993
     Operating activities:
       Net income                                       $ 5,247,543   $ 5,682,819   $ 5,642,527
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid fees and expenses          958,502       958,502       928,187
         Premium amortization on MBS                          -            14,986        55,441
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
             and other assets                               111,188      (285,736)    1,449,206
           Increase (decrease) in liabilities                  (280)        9,358       (16,513)

             Net cash provided by operating activities    6,316,953     6,379,929     8,058,848

     Investing activities:
       Principal collections on PIMs                        548,811       484,586       407,385
       Principal collections on MBS                       1,784,581     4,988,553     9,688,312
       Decrease in other investments                          -             -         6,000,000
       Investment in PIMs                                     -             -           (68,757)
       Investments in MBS                                     -             -        (6,154,086)
       Proceeds from insurance claims on PIMs                 -             -           475,727

           Net cash provided by investing activities      2,333,392     5,473,139    10,348,581

     Financing activities:
       Quarterly distributions                           (9,187,276)   (9,747,237)  (10,076,859)
       Special distributions                                  -        (7,950,105)   (4,950,065)

           Net cash used for financing activities        (9,187,276)  (17,697,342)  (15,026,924)

     Net increase (decrease) in cash and cash
      equivalents                                          (536,931)   (5,844,274)    3,380,505

     Cash and cash equivalents, beginning
      of period                                           2,931,523     8,775,797     5,395,292

     Cash and cash equivalents, end of period           $ 2,394,592   $ 2,931,523   $ 8,775,797

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

  B.   Significant Accounting Policies

       The Partnership uses the following accounting policies for financial reporting purposes which differ in certain respects from those used for federal income tax purposes (Note G):

           PIMs

           The Partnership carries its investments in PIMs at amortized cost as it has the ability and intention to hold these investments. Basic interest is recognized at the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage (less the servicer's fee) or the stated coupon rate of the Government
           National Mortgage Association ("GNMA") or Federal National Mortgage Association ("FNMA") MBS. The Partnership recognizes interest related to the participation features as earned and when it deems these amounts as collectible.

           MBS

           At December 31, 1995, the Partnership in accordance with the Financial Accounting Standards Board s Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities", reclassified its MBS portfolio from held-to-maturity to available-for-sale. The Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. Prior to December 31, 1995, the Partnership carried its MBS portfolio at amortized cost. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

           Cash Equivalents

           The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in deposits and money market funds with a commercial bank and has not experiencedany loss to date on its invested cash.

           Prepaid Fees and Expenses

           Prepaid fees and expenses represent prepaid acquisition expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage.

           The Partnership amortizes the prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning from the acquisition of the GNMA or FNMA MBS or final endorsement of the FHA loan.

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

           Estimates and Assumptions

           The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

  C.   PIMs

       The Partnership has investments in six PIMs. The Partnership's PIMs consist of (a) a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the mortgage loan underlying the GNMA MBS and the FHA mortgage loan. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

       Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month,
       (iii) "Shared Appreciation Interest" which is 25% of any increase in the value of the underlying property in excess of a specified base. Payment of participation interest from the operations of the property is limited to 50% of net revenue or surplus cash as defined by FNMA or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in Value of the property. However, generally any net proceeds from a sale or refinancing of the property will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional Interest.

       Shared Appreciation Interest is payable when one of the following occurs: (1) the sale of the underlying property to an unrelated third party on a date which is later than five years from the date of the Agreement, (2) the maturity date or accelerated maturity date of the Agreement, or (3) prepayment of amounts due under the Agreement and the insured mortgage.

       The borrower usually cannot prepay the first mortgage loan during the first five years and may prepay the first mortgage loan thereafter subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter.

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

       During 1993, the Partnership received an insurance claim on the following PIM and subsequently distributed the net proceeds to the Unitholders of record on the date the net proceeds were received:

         PIM           Date Received      Net Proceeds

    Abbey Terrace     March 12, 1993      $ 475,727

       The Partnership's PIMs consist of the following at December 31, 1995 and 1994:

       Issuer    Aggregate               Range of   Range of         Investment Basis at
                 Original     Number     Interest   Maturity          December 31,
                 Principal   of PIMs      Rates     Dates(a)       1995            1994

       GNMA    $42,450,020
                 (b)(c)(d)       4        7 - 8%    4/22-12/22   $39,754,953    $40,178,312

       FHA      13,814,400
                    (e)          1        7.375%       12/33      13,696,501     13,757,653

       FNMA      6,021,258
                   (f)           1        6.25%
                                           (g)         4/06        5,837,681      5,901,981

               $62,285,678       6                               $59,289,135    $59,837,946

  (a) The range of maturity dates for PIMs issued by GNMA and FHA represent the stated maturity date of the security or insured mortgage, however, the Partnership anticipates realizing amounts due under these PIMs well before these stated maturity dates.
  (b) Includes a PIM with a prepayment penalty of 9% in year 6 through 7, 3% in year 8 and 9, with no penalty thereafter.
  (c) Includes a PIM having an original face value of $17,850,000 that was purchased for $17,403,750 (a $446,250 discount). The prepayment penalty for this PIM is 9% in year 6, declining by 1% each year thereafter through year 9, with no penalty thereafter.
  (d) On January 1, 1992, the Partnership entered into an agreement which provided for a reduction in the permanent interest rate on a GNMA PIM having an original face value of $4,900,000, which reduced the interest rate from 8.5% to 7% for a period of four years. The reduction in the permanent interest rate was granted in exchange for a reduction of the Shared Appreciation Interest Base from $5,700,000 to $4,900,000.
  (e) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower of the FHA PIM for a permanent interest rate reduction from 8.875% per annum to 7.375% per annum, retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness ($13,696,501 as of
       December 31, 1995). In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash. On December 1, 1993, the underlying first mortgage loan received final endorsement.
  (f) The total PIM on the underlying property is $22,000,000 of which 73% or $15,978,742 is held by Krupp Insured Plus III Limited Partnership.
  (g) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership will receive its pro-rata share of the $250,000 principal payments due on December 1 of each of the next four years.

  The  underlying mortgages  of  the PIMs  are collateralized  by multi-family
  apartment complexes located in five states.   The apartment complexes  range
  in size from 103 to 386 units.

  D.   MBS

       At December 31, 1995, the Partnership's MBS portfolio has an amortized cost of approximately $27,864,000 and gross unrealized gains of approximately $1,163,000. At December 31, 1994, the Partnership s MBS portfolio had a market value of approximately $29,177,000 and gross unrealized gains and losses of approximately $119,000 and $591,000, respectively. The MBS portfolio has maturities ranging from 2004 to 2033.

  E.   Partners' Equity

       Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

       Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 10% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners.

       Profits arising from a capital transaction will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

       During 1995, 1994 and 1993, the Partnership made quarterly distributions totaling $1.20, $1.28 and $1.32 per Unit, respectively. The Partnership made special distributions of $1.06 and $.66 per Unit in 1994 and 1993, respectively.

      As of December 31, 1995, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                        Corporate
                                                         Limited     General
                                         Unitholders     Partner     Partners          Total
            Capital contributions        $149,489,830   $ 2,000     $     3,000    $149,494,830
            Syndication costs              (7,906,604)      -            -           (7,906,604)
            Quarterly distributions       (91,436,031)   (1,263)     (2,148,347)    (93,585,641)
            Special distributions         (21,149,978)     (282)         -          (21,150,260)
            Net income                     63,781,016       860       1,972,637      65,754,513
            Unrealized gains on MBS            -            -            -            1,162,741

            Balance at December 31, 1995 $ 92,778,233   $ 1,315     $  (172,710)   $ 93,769,579

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

      Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership and the preparation and mailing of financial reports, tax information and other communications to investors.

  G.  Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1995 federal income tax return is as follows:

         Net income from statement of operations          $ 5,247,543

         Plus:  Book to tax difference for amortization of
                 prepaid expenses and fees                    824,953

         Net income for federal income tax purposes       $ 6,072,496

         The allocation of the 1995 net income for federal income tax purposes is as follows:

                                                          Portfolio
                                                           Income

                 Unitholders                              $5,890,242

                 Corporate Limited Partner                        79

                 General Partners                            182,175

                                                          $6,072,496

       For the years Ended December 31, 1995, 1994 and 1993 the average per unit net income to the Unitholders for federal income tax purposes was $.79, $.81 and $.83, respectively.

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

           PIMs

           There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate and the estimated value of the participation features. Management estimates the fair value of the participation features using the estimated fair value of the underlying properties. Management does not include in the estimated fair value of the participation features any fair value estimate arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the appreciation feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of approximately $1,628,000 and $148,000 at December 31, 1995, respectively, and unrealized losses of approximately $4,867,000 at December 31, 1994.

           At December 31, 1995 and 1994, the Partnership estimates fair value of its financial instruments as follows:

                                                             (Rounded to $1,000)
                                                             1995           1994

                    Cash and cash equivalents               $ 2,395        $ 2,932

                    MBS                                      29,027         29,177

                    PIMs                                     60,769         54,971

                                                            $92,191        $87,080

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

         PIMs (a)(b)       Interest  Maturity   Normal    Original     Current      Carrying
                             Rate    Date(d)    Monthly   Face Amount  Face Amount  Amount at
                             (c)     Maturity   Payment                             12/31/95
                                                (e)(f)                                  (j)
    GNMA
    La Costa Apts.
    Miami, FL               7.5%     4/15/22   $ 74,500   $11,050,000 $10,294,142  $10,294,142

    Mandalay Apts.
    Clearwater Beach, FL    7.25%    8/15/22    117,200    17,850,000  16,634,032   16,218,181

    Greentree Apts.
    Hoover, AL              8%       11/15/22    64,600     9,096,270   8,587,974    8,587,974

    Pine Hills Apts.
    Howell, MI              7%
                            (h)      12/15/22    36,600     4,900,000   4,654,656    4,654,656

                                                           42,896,270  40,170,804   39,754,953
    FHA
    Vista Montana Apts.
    Val Vista Lakes, AZ     7.375%
                             (i)     12/1/33     86,000    13,814,400  13,696,501   13,696,501

    FNMA
    Royal Palm Place (g)
    Kendall, FL             6.25%
                             (k)     4/1/06       (k)       6,021,258   5,837,681    5,837,681


                                                          $62,731,928 $59,704,986  $59,289,135

  (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), a securitized mortgage loan insured by the Department of Housing and Urban Development ("HUD") issued and guaranteed as to the timely payment of principal and interest by the Government National Mortgage Association ("GNMA") or a first mortgage issued by the Federal Housing Authority ("FHA") and insured by HUD, and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain base levels.
  (b) The GNMA MBS, FNMA MBS and FHA mortgage loans may not be prepaid during the first five years and may generally be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.
  (c) Represents only the stated interest rate of the GNMA or FNMA MBS or the stated interest rate of the FHA mortgage loan less the servicing fee. In addition, the Partnership may receive participation interest, consisting of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property,
        (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the intent it exceeds the amount of Minimum Additional Interest received during such month) and (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value. Minimum Additional Interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note. Shared Income Interest is generally based on 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent it exceeds the amount of Minimum Additional Interest earned during the month. Shared Appreciation Interest is generally based on 25% of any increase in the value of the project over the base value.

  (d) The Partnership's GNMA MBS and FHA mortgage loan have call provisions, which allow the Partnership to accelerate their respective maturity dates to as early as ten years from the date of the loan.
  (e) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the FHA direct mortgages.
  (f) The normal monthly payment consisting of principal and interest for FNMA MBS is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at maturity.
  (g)   The total  PIM  on the  underlying  property  is $22,000,000  of  which
        72.63% or $15,978,742 is held by Krupp Insured Plus-III Limited Partnership. The Partnership's share of the principal balance due at maturity for the Royal Palm PIM is approximately $5,564,000.
  (h) On January 1, 1992, the Partnership entered into an agreement which provided for a reduction in the permanent interest rate from 8% to 7% per annum for a period of four years. The reduction in the permanent interest rate was granted in exchange for a reduction of the Shared Appreciation Interest Base from $5,700,000 to $4,900,000.
  (i) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower for a permanent interest rate reduction from 8.75% per annum to 7.375% per annum retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness ($13,696,501 at December 31, 1995). In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.
  (j)   The  aggregate  cost  of  PIMs  for  federal  income  tax  purposes  is
        $59,289,135.
  (k) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership will receive its pro-rata share of the $250,000 principal payments due on December 1 of each of the next four years.

  A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 1995 is as follows:

                                                1995          1994                 1993

            Balance at beginning of period    $ 59,837,946    $ 60,322,532   $61,136,887

            Additions during period:
            Investments in PIMs                     -               -             68,757
            Deductions during period:
             Proceeds from insurance
              claims                                -               -           (475,727)
             Principal collections                (548,811)       (484,586)     (407,385)

            Balance at end of period          $ 59,289,135    $ 59,837,946   $60,322,532