Form 10-Q
period 1996-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1996-05-06
CIK 786622

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549


                            FORM 10-Q

(Mark One)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 1996

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

                  PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

              KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          BALANCE SHEETS


                              ASSETS
                                                      March 31,    December 31,
                                                        1996           1995

Participating Insured Mortgages ("PIMs")            $ 59,162,011   $ 59,289,135
    (Note 2)
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Note 3)                            28,374,427   29,026,838

    Total mortgage investments                        87,536,438   88,315,973

Cash and cash equivalents                              2,183,412    2,394,592
Interest receivable and other assets                     854,960      871,942
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $4,615,215 and
 $4,423,897, respectively                              1,505,293    1,696,611
Prepaid participation servicing fees, net of
 accumulated amortization of $1,943,391 and
 $1,895,084, respectively                                456,608      504,915

    Total assets                                    $ 92,536,711 $ 93,784,033

                   LIABILITIES AND PARTNERS' EQUITY

Liabilities                                         $      5,221 $     14,454

Partners' equity (deficit):

  Limited Partners                                    91,764,909   92,779,548
   (7,500,099 Limited Partner interests
      outstanding)
  General Partners                                      (180,224)    (172,710)

  Unrealized gain on MBS                                 946,805    1,162,741

    Total Partners' equity                            92,531,490   93,769,579

    Total liabilities and Partners' equity          $ 92,536,711 $ 93,784,033














                The accompanying notes are an integral
                   part of the financial statements.

                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                         STATEMENTS OF INCOME


                                                       For the Three Months
                                                         Ended March 31,

                                                       1996      1995

Revenues:
    Interest income - PIMs                        $1,108,558   $1,123,249
    Interest income - MBS                            591,094      632,007
    Other interest income                             30,931       41,301

        Total revenues                             1,730,583    1,796,557

Expenses:
    Asset management fee to an affiliate             162,502      165,544
    Expense reimbursements to affiliates              27,752       29,555
    Amortization of prepaid fees and expenses        239,625      239,625
    General and administrative                        27,105       17,735

        Total expenses                               456,984      452,459

Net income                                        $1,273,599   $1,344,098

Allocation of net income (Note 4):

    Limited Partners                              $1,235,391   $1,303,775

    Average net income per Limited Partner
    interest (7,500,099 Limited Partners
     interests outstanding)                       $      .16   $      .17

    General Partners                              $   38,208   $   40,323
























                The accompanying notes are an integral
                   part of the financial statements.

                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                       STATEMENTS OF CASH FLOWS


                                                    For the Three Months
                                                      Ended March 31,

                                                        1996        1995

Operating activities:
 Net income                                         $ 1,273,599 $ 1,344,098
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Amortization of prepaid fees and expenses         239,625     239,625
      Premium amortization MBS                              870       1,435
      Changes in assets and liabilities:
        Decrease in interest receivable and
         other assets                                    16,982      74,823
        Decrease in liabilities                          (9,233)     (6,833)

           Net cash provided by operating activities  1,521,843   1,653,148

Investing activities:
 Principal collections on MBS                           435,605     438,439
 Principal collections on PIMs                          127,124     127,184

           Net cash provided by investing activities    562,729     565,623

Financing activity:
 Quarterly distributions                             (2,295,752) (2,296,728)

Net decrease in cash and cash equivalents              (211,180)    (77,957)

Cash and cash equivalents, beginning of period        2,394,592   2,931,523

Cash and cash equivalents, end of period            $ 2,183,412 $ 2,853,566























                   The accompanying notes are an integral
                     part of the financial statements.

             KRUPP INSURED PLUS LIMITED PARTNERSHIP

                 NOTES TO FINANCIAL STATEMENTS


1.     Accounting Policies

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1995 for additional information relevant to significant accounting policies followed by the Partnership.

 In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995.

 The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.     PIMs

 At March 31, 1996, the Partnership's PIMs have a fair value of approximately $58,767,000 and gross unrealized gains and losses of approximately $482,000 and $877,000, respectively. The PIMs have maturities ranging from 2006 to 2033.

3.     MBS

 At March 31, 1996, the Partnership's MBS portfolio has an amortized cost of approximately $27,427,000 and gross unrealized gains of approximately $947,000 with maturities from 2004 to 2033.

4.     Changes in Partners' Equity

 A summary of changes in Partners' Equity for the three months ended March 31, 1996 is as follows:

                                                                     Total
                               Limited     General    Unrealized    Partners'
                               Partners    Partners      Gain        Equity


Balance at December 31, 1995 $ 92,779,548   $(172,710) $1,162,741  $ 93,769,579

Net income                      1,235,391      38,208       -         1,273,599

Quarterly distributions        (2,250,030)    (45,722)      -        (2,295,752)

Decrease in unrealized gain
 on MBS                             -             -      (215,936)     (215,936)

Balance at March 31, 1996    $ 91,764,909   $(180,224) $  946,805  $ 92,531,490

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

Liquidity and Capital Resources

 The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $2.3 million. Funds used for investor distributions come from (i)interest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections received on the PIMs and MBS and (iii) cash reserves. The Partnership funds a portion of the distribution from principal collections and as a result the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

 The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

 Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate through 1996. However, in the event of PIM prepayments the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

 In the first quarter of 1996, the borrower of the Mandalay Apartments PIM approached the Partnership about refinancing the property and repaying the PIM including all participation interest due. The General Partners believe any refinancing would most likely occur in the second half of 1996. Additionally, the borrower of the Greentree Apartments PIM and the Partnership are currently
discussing the future sale of the property.   These discussions are
preliminary and there is no pending sale at this time.   In the event of a
sale or refinancing of these PIMs or any other PIM, the Partnership would distribute the proceeds to investors as a special distribution and adjust the distribution rate as necessary to reflect the anticipated cash inflows from the remaining mortgage investments.

 For the first five years of the PIMs the borrowers are prohibited from prepaying. For the second five years, the borrower can prepay the loan incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Assessment of Credit Risk

 The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ("FNMA"), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Distributable Cash Flow and Net Cash Proceeds From Capital Transactions

 Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the three months ended March 31, 1996 and the period from inception through March 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. (Amounts in thousands, except per Unit amounts).

                                    Three Months Ended    Inception through
                                       March 31, 1996        March 31, 1996

Distributable Cash Flow:

Income for tax purposes                    $ 1,479         $ 68,575
Items not requiring or (not providing)
 the use of operating funds:

 Amortization of prepaid expenses
  and organization costs                        34            4,795
 Amortization of MBS premiums                    1              285
 Acquisition expenses paid from
  offering proceeds charged to operations        -            1,098
 Gain on sale of MBS                             -             (114)

 Total Distributable Cash Flow ("DCF")     $ 1,514         $ 74,639

 Limited Partners Share of DCF             $ 1,469         $ 72,400

 Limited Partners Share of DCF per
    Limited Partner interest ("Unit")      $   .19         $   9.65

 General Partners Share of DCF             $    45         $  2,239

Net Proceeds from Capital Transactions:

 Insurance claim proceeds and
  principal collections on PIMs            $   127         $ 46,559
 Principal collections on MBS                  436           39,223
 Insurance claim proceeds and
  principal collections on PIMs and
  MBS reinvested in PIMs and MBS                -           (40,775)
 Gain on sale of MBS                            -               114

 Total Net Proceeds from Capital
  Transactions                            $   563          $ 45,121

Cash available for distribution
   (DCF plus Net Proceeds from
   Capital Transactions)                  $ 2,077          $119,760

Distributable Cash Flow and Net Cash Proceeds From Capital Transactions,
Continued

                                  Three Months Ended     Inception through
                                    March 31, 1996    March 31, 1996


Distributions: (includes special
 distributions)

 Limited Partners                         $2,250 (a)        $117,087 (a)

 Limited Partners Average per Unit        $  .30 (a)        $  15.61 (a)(b)

 General Partners                             45 (a)           2,239 (a)

       Total Distributions                $2,295            $119,326

(a) Includes an estimate of the May 1996 distribution.
(b) Limited Partners average per Unit return of capital as of May 1996 is $5.96 [$15.61 - $9.65]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

Operations

    The following discussion relates to the operations of the Partnership during the three months ended March 31, 1996 and 1995.

                                          (Amounts in thousands)
                                           1996         1995

         Interest income on PIMs         $ 1,109      $ 1,123
         Interest income on MBS              592          632
         Other interest income                31           41
         Partnership expenses               (218)        (212)

         Distributable Cash Flow           1,514        1,584

         Amortization of prepaid fees and
           expenses                         (240)        (240)

         Net income                      $ 1,274       $1,344

 Net income decreased during the first three months of 1996 as compared to the first three months of 1995 due primarily to lower interest income on MBS. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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



                   Krupp Insured Plus Limited Partnership
                               (Registrant)



              BY:                      /s/Robert A. Barrows

                                       Robert A. Barrows
                                       Treasurer and Chief
                                       Accounting Officer of The
                                       Krupp Corporation, a General
                                       Partner of the Registrant.




DATE:  April 23, 1996