Form 10-Q
period 1996-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1996-08-12
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13   OR  15(d)  OF   THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended   June 30, 1996

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

                         PART I.  FINANCIAL INFORMATION

  Item 1.  FINANCIAL STATEMENTS

  This Form  10-Q contains  forward-looking statements  within the meaning  of
  Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS

                                                               June 30,     December 31,
                                                                 1996           1995

            Participating Insured Mortgages ("PIMs")         $ 59,037,867   $ 59,289,135
              (Note 2)
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Note 3)                         27,496,073     29,026,838

              Total mortgage investments                       86,533,940     88,315,973

            Cash and cash equivalents                           1,988,945      2,394,592
            Interest receivable and other assets                  931,814        871,942
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $4,806,532 and
             $4,423,897, respectively                           1,313,976      1,696,611
            Prepaid participation servicing fees, net of
             accumulated amortization of $1,991,700 and
             $1,895,084, respectively                             408,299        504,915

              Total assets                                   $ 91,176,974   $ 93,784,033

                                      LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $      7,852   $     14,454

            Partners' equity (deficit):

              Limited Partners                                 90,748,294     92,779,548
               (7,500,099 Limited Partner interests
                 outstanding)
              General Partners                                   (187,500)      (172,710)

              Unrealized gain on MBS                              608,328      1,162,741

              Total Partners' equity                           91,169,122     93,769,579

              Total liabilities and Partners' equity         $ 91,176,974   $ 93,784,033

                                   The accompanying notes are an integral
                                      part of the financial statements.


                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME




                                               For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,

                                                1996           1995        1996         1995
     Revenues:
       Interest income - PIMs                $1,106,158     $1,120,847  $2,214,716   $2,244,096
       Interest income - MBS                    582,702        623,411   1,173,796    1,255,418
       Other interest income                     27,017         40,920      57,948       82,221

           Total revenues                     1,715,877      1,785,178   3,446,460    3,581,735

     Expenses:
       Asset management fee to an affiliate     161,367        166,397     323,869      331,941

       Expense reimbursements to affiliates      22,993         29,554      50,745       59,109
       Amortization of prepaid expenses and
        fees                                    239,626        239,626     479,251      479,251
       General and administrative                20,328         34,298      47,433       52,033

           Total expenses                       444,314        469,875     901,298      922,334

     Net income                              $1,271,563     $1,315,303  $2,545,162   $2,659,401

     Allocation of net income (Note 4):

       Limited Partners                      $1,233,416     $1,275,844  $2,468,807   $2,579,619

       Average net income per Limited
           Partner interest
        (7,500,099 Limited Partner
           interests outstanding)            $      .17     $      .17         .33   $      .34


       General Partners                      $   38,147     $   39,459  $   76,355   $   79,782

                                The accompanying notes are an integral
                                   part of the financial statements.


                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                                                                      For the Six Months
                                                                         Ended June 30,

                                                                    1996           1995
     Operating activities:
       Net income                                                $ 2,545,162    $ 2,659,401
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                   479,251        479,251
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
            and other assets                                         (59,872)       104,934
           Decrease in liabilities                                    (6,602)        (4,191)

               Net cash provided by operating activities           2,957,939      3,239,395

     Investing activities:
       Principal collections on PIMs                                 251,268        256,878
       Principal collections on MBS                                  976,352        826,101

               Net cash provided by investing activities           1,227,620      1,082,979

     Financing activity:
       Quarterly distributions                                    (4,591,206)    (4,594,313)

     Net decrease in cash and cash equivalents                      (405,647)      (271,939)

     Cash and cash equivalents, beginning of period                2,394,592      2,931,523

     Cash and cash equivalents, end of period                    $ 1,988,945    $ 2,659,584

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1996, its results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

      The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.  PIMs

      At  June  30,  1996,  the  Partnership's  PIMs  have  a  fair  value  of approximately  $57,801,000  and gross  unrealized  gains  and losses  of approximately $82,000 and $1,319,000, respectively. The PIMs have maturities ranging from 2006 to 2033.

  3.  MBS

      At June 30, 1996, the Partnership's MBS portfolio has an amortized cost of $26,887,745 and gross unrealized gains of $608,328 with maturities from 2004 to 2033.

  4.  Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 1996 is as follows:

                                                                                  Total
                                            Limited      General    Unrealized   Partners'
                                           Partners      Partners      Gain       Equity


            Balance at December 31, 1995 $ 92,779,548   $(172,710)  $1,162,741  $ 93,769,579

            Net income                      2,468,807      76,355         -        2,545,162

            Quarterly distributions        (4,500,061)    (91,145)        -
            (4,591,206)

            Decrease in unrealized gain
             on MBS                            -             -        (554,413)     (554,413)

            Balance at June 30, 1996     $ 90,748,294   $(187,500)  $  608,328  $ 91,169,122

  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

  Liquidity and Capital Resources

      The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $2.3 million. Funds used for investor distributions come from (i)interest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections received on the PIMs and MBS and (iii) cash reserves. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic downward adjustments to the quarterly distributions paid to investors.

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

      In the first quarter of 1996, the borrower of the Mandalay Apartments PIM approached the Partnership about refinancing the property and prepaying the PIM including all participation interest due. As of June 30, 1996, the General Partners have not received any notification from the borrower concerning a prepayment, but the borrower continues to pursue a refinancing of the property. The Partnership and the borrower of the Greentree Apartments PIM are having ongoing discussions about a future sale of the property. These discussions are preliminary and there is no pending sale at this time. Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate through 1996. In the event of a sale or refinancing of these PIMs or any other PIM, the Partnership would distribute the proceeds to investors as a special distribution and adjust the distribution rate as necessary to reflect the anticipated cash inflows from the remaining mortgage investments.

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

  Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association ( FNMA ), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

  Distributable Cash Flow and Net Cash Proceeds From Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the six months ended June 30, 1996 and the period from inception through June 30, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                         (Amounts   in  thousands,   except  per  Unit  amounts)
                                                     Six Months Ended    Inception through
                                                       June 30, 1996       June 30, 1996

            Distributable Cash Flow:

            Income for tax purposes                      $ 2,956             $ 70,052
            Items not requiring or (not providing)
             the use of operating funds:

              Amortization of prepaid expenses
               and organization costs                         68                4,829
              Amortization of MBS premiums                  -                     284
              Acquisition expenses paid from
               offering proceeds charged to operations      -                   1,098
              Gain on sale of MBS                           -                    (114)

              Total Distributable Cash Flow ("DCF")      $ 3,024             $ 76,149

              Limited Partners Share of DCF              $ 2,933             $ 73,864

              Limited Partners Share of DCF per

                 Limited Partner interest ( Unit )       $   .39             $   9.85

              General Partners Share of DCF              $    91             $  2,285

            Net Proceeds from Capital Transactions:

              Insurance claim proceeds and
               principal collections on PIMs             $   251             $ 46,683
              Principal collections on MBS                   976               39,763
              Insurance claim proceeds and
               principal collections on PIMs and
               MBS reinvested in PIMs and MBS               -                 (40,775)
              Gain on sale of MBS                           -                     114

              Total Net Proceeds from Capital
               Transactions                              $ 1,227             $ 45,785

            Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                    $ 4,251             $121,934

            Distributions: (includes special
             distributions)

              Limited Partners                        $4,500 (a)           $119,337 (a)

              Limited Partners Average per Unit       $  .60 (a)           $  15.91 (a)(b)

              General Partners                            91 (a)              2,285 (a)

                    Total Distributions               $4,591               $121,622

  (a)     Includes an estimate of the August 1996 distribution.
  (b) Limited Partners average per Unit return of capital as of August 1996 is $6.06 [$15.91 - $9.85]. Return of capital represents that portion of distributions which are not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

      The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1996 and 1995:

                                                      (Amounts in thousands)
                                          For the Three Months      For the Six Months
                                             Ended June 30,           Ended June 30,

                                            1996       1995         1996       1995

            Interest income on PIMs        $1,106      $1,121     $2,215      $2,244
            Interest income on MBS            582         623      1,174       1,255
            Other interest income              27          41         58          82
            Partnership expenses             (205)       (230)      (423)       (442)

              Distributable Cash Flow       1,510       1,555      3,024       3,139

            Amortization of prepaid fees
              and expenses                   (239)       (240)      (479)       (480)

            Net income                     $1,271      $1,315     $2,545      $2,659

      Net income decreased during the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 due primarily to lower interest income on MBS. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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




  DATE: July 25, 1996