Form 10-Q
period 1996-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1996-11-04
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

  (Mark One)

            QUARTERLY  REPORT  PURSUANT  TO  SECTION  13   OR  15(d)  OF   THEx
            SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended       September 30, 1996


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

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS
                                                             September 30,  December 31,
                                                                 1996           1995

            Participating Insured Mortgages ("PIMs")         $ 58,900,234   $ 59,289,135
              (Note 2)
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Note 3)                         27,054,259     29,026,838

              Total mortgage investments                       85,954,493     88,315,973

            Cash and cash equivalents                           1,870,690      2,394,592
            Interest receivable and other assets                  842,582        871,942
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $4,997,850 and
             $4,423,897, respectively                           1,122,658      1,696,611
            Prepaid participation servicing fees, net of
             accumulated amortization of $2,040,007 and
             $1,895,084, respectively                             359,992        504,915

              Total assets                                   $ 90,150,415   $ 93,784,033

                                      LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $     12,985   $     14,454

            Partners' equity (deficit):

              Limited Partners                                 89,711,884     92,779,548
               (7,500,099 Limited Partner interests
                 outstanding)
              General Partners                                   (195,276)      (172,710)

              Unrealized gain on MBS                              620,822      1,162,741

              Total Partners' equity                           90,137,430     93,769,579

              Total liabilities and Partners' equity         $ 90,150,415   $ 93,784,033

                                   The accompanying notes are an integral
                                      part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME
                                               For the Three Months        For the Nine Months
                                               Ended September 30,         Ended September 30,

                                                1996           1995        1996         1995
     Revenues:
       Interest income - PIMs                $1,103,611     $1,118,398  $3,318,327   $3,362,494
       Interest income - MBS                    574,453        612,974   1,748,249    1,868,392
       Other interest income                     25,282         37,109      83,230      119,330

           Total revenues                     1,703,346      1,768,481   5,149,806    5,350,216

     Expenses:
       Asset management fee to an affiliate     161,989        167,148     485,858      499,089
       Expense reimbursements to affiliates      27,753         29,556      78,498       88,665
       Amortization of prepaid expenses and
        fees                                    239,625        239,625     718,876      718,876
       General and administrative                22,827         28,465      70,260       80,498

           Total expenses                       452,194        464,794   1,353,492    1,387,128

     Net income                              $1,251,152     $1,303,687  $3,796,314   $3,963,088

     Allocation of net income (Note 4):

       Limited Partners                      $1,213,617     $1,264,576  $3,682,425   $3,844,195

       Average net income per Limited
           Partner interest
        (7,500,099 Limited Partner
           interests outstanding)            $      .16     $      .17         .49   $      .51


       General Partners                      $   37,535     $   39,111  $  113,889   $  118,893

                                The accompanying notes are an integral
                                   part of the financial statements.


                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                      For the Nine Months
                                                                     Ended September 30,

                                                                    1996           1995
     Operating activities:
       Net income                                                $ 3,796,314    $ 3,963,088
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                   718,876        718,876
         Changes in assets and liabilities:
           Decrease in interest receivable
            and other assets                                          29,360        110,107
           Decrease in liabilities                                    (1,469)        (2,711)

               Net cash provided by operating activities           4,543,081      4,789,360

     Investing activities:
       Principal collections on PIMs                                 388,901        389,135
       Principal collections on MBS                                1,430,660      1,272,685

               Net cash provided by investing activities           1,819,561      1,661,820

     Financing activity:
       Quarterly distributions                                    (6,886,544)    (6,890,947)

     Net decrease in cash and cash equivalents                      (523,902)      (439,767)

     Cash and cash equivalents, beginning of period                2,394,592      2,931,523

     Cash and cash equivalents, end of period                    $ 1,870,690    $ 2,491,756

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1996, its results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

      The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.  PIMs

      At  September 30,  1996, the  Partnership's PIMs  have a  fair value  of approximately $58,119,000 and gross unrealized gains and losses of approximately $304,000 and $1,085,000, respectively. The PIMs have maturities ranging from 2006 to 2033.

  3.  MBS

      At September 30, 1996, the Partnership's MBS portfolio has an amortized cost of $26,433,437 and gross unrealized gains of $620,822 with maturities from 2004 to 2033.

  4.  Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 1996 is as follows:

                                            Limited      General    Unrealized  Total Partners'
                                           Partners      Partners      Gain       Equity

            Balance at December 31, 1995 $ 92,779,548   $(172,710)  $1,162,741  $ 93,769,579

            Net income                      3,682,425     113,889         -        3,796,314

            Quarterly distributions        (6,750,089)   (136,455)        -       (6,886,554)

            Decrease in unrealized gain
             on MBS                            -             -        (541,919) (541,919)

            Balance at
             September 30, 1996          $ 89,711,884   $(195,276)  $  620,822  $ 90,137,430

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

      The underlying borrower of the Mandalay Apartments PIM should complete a refinancing of the property in the fourth quarter and prepay the insured mortgage having an outstanding principal balance of approximately $16.5 million and a portion of the accumulated participation income. The
  Partnership will distribute the proceeds to investors through a special distribution of $2.20 per Unit and adjust the quarterly distribution rate to $.19 per Unit per quarter beginning with the February 1997 distribution. The new distribution rate reflects the anticipated cash inflows from the Partnership s remaining invested assets.

      In  the event  of  a sale  or  refinancing of  the  remaining PIMs,  the
  Partnership will distribute the proceeds to investors as a special distribution and adjust the distribution rate as necessary to reflect the anticipated cash inflows from the remaining mortgage investments.

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

  Distributable Cash Flow and Net Cash Proceeds From Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the nine months ended September 30, 1996 and the period from inception through
  September  30,  1996.    The  General   Partners  provide  certain  of   the
  information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                        (Amounts in thousands, except per Unit amounts)
                                                     Nine Months Ended   Inception through
                                                     September 30, 1996  September 30,1996
            Distributable Cash Flow:

            Income for tax purposes                      $ 4,413             $ 71,509
            Items not requiring or (not providing)
             the use of operating funds:

              Amortization of prepaid expenses
               and organization costs                        102                4,863
              Amortization of MBS premiums                  -                     284
              Acquisition expenses paid from
               offering proceeds charged to operations      -                   1,098
              Gain on sale of MBS                           -                    (114)

              Total Distributable Cash Flow ("DCF")      $ 4,515             $ 77,640

              Limited Partners Share of DCF              $ 4,380             $ 75,311

              Limited Partners Share of DCF per

                 Limited Partner interest ( Unit )       $   .58             $  10.04

              General Partners Share of DCF              $   135             $  2,329

            Net Proceeds from Capital Transactions:

              Insurance claim proceeds and
               principal collections on PIMs             $   389             $ 46,821
              Principal collections on MBS                 1,431               40,218
              Insurance claim proceeds and
               principal collections on PIMs and
               MBS reinvested in PIMs and MBS               -                 (40,775)
              Gain on sale of MBS                           -                     114

              Total Net Proceeds from Capital
               Transactions                              $ 1,820             $ 46,378

            Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                    $ 6,335             $124,018

            Distributions: (includes special
             distributions)

              Limited Partners                        $6,751 (a)           $121,588 (a)

              Limited Partners Average per Unit       $  .90 (a)           $  16.21 (a)(b)

              General Partners                           135 (a)              2,329 (a)

                    Total Distributions               $6,886               $123,917

  (a)     Includes an estimate of the November 1996 distribution.
  (b) Limited Partners average per Unit return of capital as of November 1996 is $6.17 [$16.21 - $10.04]. Return of capital represents that portion of distributions which are not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

  Operations

      The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1996 and 1995:

                                                      (Amounts in thousands)
                                          For the Three Months      For the Nine Months
                                          Ended September 30,     Ended September 30,

                                            1996       1995         1996       1995

            Interest income on PIMs        $1,103      $1,118     $3,318      $3,362
            Interest income on MBS            574         613      1,748       1,868
            Other interest income              25          37         83         119
            Partnership expenses             (211)       (225)      (634)       (667)

              Distributable Cash Flow       1,491       1,543      4,515       4,682

            Amortization of prepaid fees
              and expenses                   (240)       (239)      (719)       (719)

              Net income                   $1,251      $1,304     $3,796      $3,963

      Net  income decreased during the  three and nine  months ended September

  30, 1996 as compared to the three and nine months ended September 30, 1995 due primarily to lower interest income on MBS. Interest income on MBS will continue to decline as principal collections reduce the outstanding balance of the MBS portfolio. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.


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




  DATE: October 25, 1996