Form 10-K
period 1996-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1997-03-27
CIK 786622

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended       December 31, 1996


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

                 PART I

   This  Form 10-k contains  forward-looking statements within  the meaning of section 27a of the securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements as a result of a number of factors, including those identified herein.

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

      The Partnership's investments in PIMs consist of a securitized multi-family first mortgage loan or a sole participation interest in a Department of Housing and Urban Development ("HUD") multi-family insured first mortgage loan, and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property's value above certain specified base levels. The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring either a securitized first mortgage loan ("MBS"), originated under the lending programs of the Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA"), or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program (collectively the "insured mortgages"). The Partnership received the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage, which provided the borrower with a below market interest rate on the first mortgage loan. The borrower conveyed the participation interests to the Partnership through either a subordinated promissory note and mortgage or a shared income and appreciation agreement. FNMA guarantees the principal and interest payments for the FNMA MBS and GNMA guarantees the timely payment of principal and interest for the GNMA MBS. HUD insures the first mortgage loan underlying the GNMA MBS and any first mortgage loan originated under the FHA lending program. The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

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

      Although the Partnership will terminate no later than December 31, 2025 the Partnership anticipates realizing the value of the PIMs through repayment well before this date. In addition, the Partnership expects to receive a significant portion of the value of its MBS within a ten year holding period. Therefore, dissolution of the Partnership should occur significantly prior to December 31, 2025, the stated termination date of the Partnership.

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

      As of December 31, 1996, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1996 was approximately 7,100. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

      During 1996, the Partnership made a special distribution consisting primarily of principal proceeds from the Mandalay PIM prepayment. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

      The  Partnership  made   the  following   distributions,  in   quarterly
   installments, and special distributions, to its Partners during the two years ended December 31, 1996 and 1995:

                                                    1996                   1995
                                              Amount    Per Unit    Amount       Per Unit

              Quarterly Distributions:
                 Limited Partners           $ 9,000,119   $1.20    $ 9,000,119     $1.20
                 General Partners               181,178                187,157

                                              9,181,297              9,187,276

              Special Distributions:
                 Limited Partners            16,500,218   $2.20         -

                   Total Distributions      $25,681,515            $ 9,187,276

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

                              1996           1995          1994          1993        1992


      Total revenues      $ 7,216,716    $ 7,097,154   $ 7,688,593  $  7,698,364   $8,697,559

      Net income            5,329,348      5,247,543     5,682,819     5,642,527    5,413,709

      Net income allocated to:

       Limited Partners     5,169,468      5,090,117     5,512,334     5,473,251    5,251,298
        Average Per Unit          .69            .68           .73           .73          .70

       General Partners       159,880        157,426       170,485       169,276       162,411


      Total assets at
      December 31          73,273,523     93,784,033    96,561,305   108,566,470   117,967,380

      Distributions to:
        Limited Partners    9,000,119      9,000,119     9,554,686     9,873,378     10,509,149
        Quarterly
         Average per Unit        1.20           1.20          1.28          1.32           1.40

        Special           16,500,218             -       7,950,105     4,950,065      8,250,090
         Average per Unit       2.20             -            1.06           .66           1.10

        General Partners     181,178         187,157        192,551      203,481        228,198

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

   Liquidity and Capital Resources

      The most significant demands on the Partnership's liquidity are regular quarterly distributions of approximately $2.3 million paid to investors. Commencing in February 1997 the Partnership will pay out approximately $1.4 million per quarter. Funds used for investor distributions come from
   (I)interest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections received on the PIMs and MBS and (iii) cash reserves. The Partnership funds a portion of the distribution from principal collections and cash revenues causes the capital resources of the
   Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership also will decrease resulting in periodic downward adjustments to the quarterly distributions paid to investors.

      In November 1996, the underlying borrower of the Mandalay Apartments PIM prepaid the insured mortgage and paid a portion of the accumulated participation income. Following the prepayment, the Partnership made a special distribution of $2.20 per Unit to investors. As a result of the prepayment, the Partnership adjusted the quarterly distribution rate to $.19 per Unit per quarter beginning with the February 1997 distribution.

      Three of the properties underlying the Partnership s PIMs operated at or slightly better than break even during 1996, however, two properties incurred operating deficits. Located in a seasonal market, Vista Montana s challenge is to find and lease to prospective residents who will live at the property year-round and who will qualify for tenancy under the property s investment tax credit( ITC ) leasing restrictions. Inasmuch as rental revenues were insufficient to cover all operating expenses and first mortgage debt service, the annual ITC payment, part of the original financing structure, funded the annual operating deficit. Royal Palm Place Apartments is located in the very competitive Kendall, Florida market. Deep rental concessions as well as increased operating and replacement expenses needed to market the property to prospective residents resulted in an operating deficit by year-end, which was funded by the borrower.

      The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate.

      In the event of a sale or refinancing of the remaining PIMs, the Partnership will distribute the proceeds to investors as a special distribution and adjust the distribution rate as necessary to reflect the anticipated cash inflows from the remaining mortgage investments.

      For the first five years of the PIMs the borrowers were prohibited from prepaying the insured mortgage loan. For the second five years, the borrower can prepay the insured mortgage by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

   Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1996 and the period from inception through December 31, 1996. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                         (Amounts in thousands, except per Unit amounts)
                                                         Year        Inception
                                                         Ended        Through
                                                       12/31/96       12/31/96
            Distributable Cash Flow:
            Income for tax purposes                    $ 5,426       $ 72,522
            Items not requiring or (not providing)
             the use of operating funds:

            Amortization of prepaid fees and expenses    1,264          6,025
            Amortization of MBS premiums                  -               284
            Acquisition expenses paid from offering
             proceeds charged to operations               -             1,098
            Gain on sale of MBS                           -              (114)

            Total Distributable Cash Flow ("DCF")      $ 6,690       $ 79,815

            Limited Partners Share of DCF              $ 6,489       $ 77,420

            Limited Partners Share of DCF per Unit     $   .87       $  10.32 (c)

            General Partners Share of DCF              $   201       $  2,395

            Net Proceeds from Capital Transactions:
            Insurance claim proceeds, prepayment
             proceeds and PIM principal collections    $16,543       $ 62,975
            Principal collections on MBS                 1,717         40,504
            Insurance claim proceeds and principal
             collections on PIMs and MBS reinvested
             in PIMs and MBS                              -           (40,775)
            Gain on sale of MBS                           -               114

            Total Net Proceeds from Capital
             Transactions                              $18,260       $ 62,818

            Cash available for distribution
              (DCF plus Net Proceeds from Capital
               Transactions)                           $24,950       $142,633

            Distributions: (includes special distributions)
            Limited Partners                           $24,676 (a)   $139,513 (b)

            Limited Partners Average per Unit          $  3.29 (a)   $  18.60 (b)(c)

            General Partners                               201 (a)      2,395 (b)

                 Total Distributions                   $24,877       $141,908

   (a) Represents all distributions paid in 1996 except the February 1996 distribution and includes an estimate of the distribution to be paid in February 1997.
   (b)    Includes an  estimate of  the distribution  to be  paid in  February
          1997.
   (c) Limited Partners average per Unit return of capital as of February 1997 is $8.28 [$18.60 - $10.32]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.

   Operations

      The following discussion relates to the operation of the Partnership during the years ended December 31, 1996, 1995 and 1994.

                                                          (Amounts in thousands)
                                                    1996          1995          1994

              Interest income on PIMs:
              Base interest                       $ 4,644       $ 4,471       $ 4,515
              Participation interest income           379           -             -
              Interest income on MBS                2,315         2,473         2,662
              Other interest income                   143           153           262
              Partnership expenses                   (791)         (891)       (1,048)

                Distributable Cash Flow             6,690         6,206         6,391

              Participation income receivable        (265)           -            265
              Amortization of MBS premium            -               -            (15)
              Amortization of prepaid fees
               and expenses                        (1,096)         (958)         (958)

                Net income                        $ 5,329       $ 5,248       $ 5,683

       Net income increased slightly in 1996 as compared to 1995 due primarily to an increase in interest income on PIMs and lower Partnership expenses which were offset by lower interest income on MBS and an increase in amortization expense. Base interest income on PIMs increased in 1996 as compared to 1995 as a result of fully amortizing the remaining unamortized discount on the Mandalay Apartments PIM of approximately $411,000 upon its prepayment in November 1996, net of a decrease in base interest income of approximately $100,000 resulting from the prepayment, a decrease of approximately $83,000 resulting from the modification of the Royal Palm Apartments PIM, and a decrease resulting from the scheduled amortization of the underlying mortgages. In 1995, the Royal Palm Apartments PIM was modified and the interest rate on the FNMA MBS was reduced from 7.75% to 6.25% per annum. The Partnership saw an increase in participation interest income of approximately $114,000 in 1996 versus 1995 due to participation interest income received from the prepayment of the Mandalay Apartments PIM. Interest income on MBS declined approximately $158,000 due to principal collections reducing the outstanding MBS portfolio. Interest income on MBS and base interest income on PIMs will continue to decline as principal collections reduce the outstanding balance of these investments. As the Partnership distributes principal collections on MBS and PIMs through quarterly or special distributions, the invested assets of the Partnership will decline which should result in a continuing decline in interest income. Amortization expense increased in 1996 as compared to 1995 due to fully amortizing the remaining prepaid fees and expenses related to the Mandalay Apartments PIM. Partnership expenses decreased approximately $100,000 in 1996 versus 1995 as result of lower asset management fees caused by a declining asset base and decreases of approximately $34,000 in expense reimbursements to affiliates and $27,000 in general and administrative expenses.

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

                                                    Position with
                     Name and Age                   The Krupp Corporation

                     Douglas Krupp (50)             Co-Chairman of the Board
                     George Krupp (52)              Co-Chairman of the Board
                     Laurence Gerber (40)           President
                     Robert A. Barrows (39)         Vice President and Chief
                                                    Accounting Officer

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

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance and The Berkshire Group. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting and financial reporting, treasury, tax, payroll and office administrative activities. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1996 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,499,999 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

          (10.2) Shared Income  and  Appreciation Agreement,  dated March  18,
                 1987 between International Plaza Associates, Ltd., A Florida limited partnership, and DRG Funding Corporation, a Delaware corporation. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

          (10.3) Multifamily  Mortgage,  Assignment  of   Rents  and  Security
                 Agreement, dated March 18, 1987 between International Plaza Associates, Ltd., a Florida limited partnership, and DRG Funding Corporation, a Delaware corporation. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

          (10.4) Assignment of  Mortgage, dated  March 18,  1987, between  DRG
                 Funding Corporation, a Delaware corporation, (Mortgagee) and Krupp Insured Plus Limited Partnership, a Massachusetts limited partnership, (Assignee). [Exhibit 19.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

                 Greentree Apartments

          (10.5) Prospectus  for GNMA  Pool  No.  238744-(PL). [Exhibit  1  to
                 Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.6) Mortgage Note,  dated  October 22,  1987,  between  Greentree
                 Associates, Ltd. and DRG Funding Corporation. [Exhibit 2 to Registrant's Report on Form 8-K dated December 10, 1987 (File No.0-15815)].*

          (10.7) Mortgage,   dated  October   22,   1987,  between   Greentree
                 Associates, Ltd. and DRG Funding Corporation. [Exhibit 3 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.8) Shared Income  and Appreciation Agreement, dated  October 22,
                 1987, between Greentree Associates, Ltd. and DRG Funding Corporation. [Exhibit 4 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.9) Assignment of Shared Income and Appreciation Agreement, dated October 22, 1987, between DRG Funding Corporation and Krupp Insured Plus Limited Partnership (as "Assignee"). [Exhibit 5 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.10) Multifamily Mortgage, Assignment of Rents and Security Agreement, dated October 22, 1987, between Greentree Associates, Ltd. and DRG Funding Corporation. [Exhibit 6 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.11) Assignment of Mortgage (the Multifamily Mortgage, Assignment of Rents and Security Agreement), dated November 23, 1987, between DRG Funding Corporation (as "Mortgagee") and Krupp Insured Plus Limited Partnership (as "Assignee"). [Exhibit 7 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

                     Pine Hills Apartments

          (10.12) Prospectus for GNMA Pool No. 238825-(PL). [Exhibit 10.27 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.13) Subordinated Promissory Note, dated November 20, 1987, between Pine Hill Partners ("Maker" or "Mortgagor") and York Associates, Inc., ("Holder" or "First-Mortgagee") as assigned to Krupp Insured Plus Limited Partnership. [Exhibit 10.28 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.14) Subordinated Multifamily Mortgage, Assignment of Rents and Security Agreement, dated November 20, 1987, between Pine Hill Partners ("Borrower") and York Associates, Inc., ("Lender"). [Exhibit 10.29 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.15) Assignment of Subordinated Mortgage, dated November 23, 1987 between York Associates, Inc., ("Assignor") and Krupp Insured Plus Limited Partnership ("Assignee"). [Exhibit 10.30 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (File No. 0-15815)].*

          (10.16)    Modification  to  the  loan  and  participation   workout
                     agreement, dated March 31, 1992, by and between Krupp Insured Plus Limited Partnership and Pine Hill Partners. [Exhibit 10.19 to Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-15815)].*

                     Vista Montana

          (10.17) Subordinated Promissory Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership and GMAC Mortgage Corporation of PA. [Exhibit 19.7 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.18) Subordinated Multi-family Deed of Trust, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership, and GMAC Mortgage Corporation of PA [Exhibit 19.8 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.19) Assignment of Subordinated Deed of Trust, dated March 31, 1988, between GMAC Mortgage Corporation of PA, and Krupp Insured Plus-II Limited Partnership, a Massachusetts Limited Partnership. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.20) Assignment of Closing Documents, dated July 12, 1988 by and between Krupp Insured Plus-II Limited Partnership ("KIP-II"), a Massachusetts limited partnership, and Krupp Insured Plus Limited Partnership ("KIP-I"), a Massachusetts limited partnership. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1988 (File No. 0-15815)].*

          (10.21) Deed of Trust, dated March 31, 1988 between VM Associates Limited Partnership, an Arizona limited partnership and Transamerica Title Insurance Company, a California corporation. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.22) Deed of Trust Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.23) Assignment of Mortgage and Collateral Documents, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.24) Servicing Agreement, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit
                     19.14 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.25) Modification to the First mortgage loan and subordinated Promissory Note, dated June 7, 1993, by and between
                     Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership. [Exhibit 10.28 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

          (10.26) Assignment of interest from Krupp Insured Plus Limited Partnership II to Krupp Insured Plus Limited Partnership, dated February 6, 1995. [Exhibit 10.29 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

                     Royal Palm Place

          (10.27) Supplement to Prospectus for FNMA Pool No. MB-109057. [Exhibit 10.30 to Registrant s Report on Form 10-K for the year ended December 31, 1995(File No. 0-15815)].*

          (10.28) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.29) Amended and Restated Subordinated Promissory Note dated December 1, 1995 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Holder") [Exhibit 10.32 to Registrant s Report on Form 10-K for the year ended December 31, 1995(File No.0-15815)].*

          (10.30) Modification Agreement dated March 20, 1991 by and between Royal Palm Place, Ltd., a Florida limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.31) Participation Agreement dated March 20, 1991 between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1991 (File No. 0-15815)].*

          * Incorporated by reference.

   (c)    Reports on Form 8-K

          During the last quarter of the year ended December 31, 1996 the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1997.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                     By:  The Krupp Corporation,
                          a General Partner


                     By:  /s/ Douglas Krupp
                          Douglas Krupp, Co-Chairman
                          (Principal Executive Officer) and Director of The Krupp Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of February, 1997.

   Signatures                        Title(s)


   /s/ Douglas Krupp        Co-Chairman    (Principal    Executive
       Douglas Krupp        (Officer) and   Director  of   The
                            Krupp   Corporation,   a
                            General  Partner  of the Registrant.


   /s/George Krupp          Co-Chairman    (Principal    Executive Officer)
    George Krupp            and   Director  of   The
                            Krupp   Corporation,   a
                            General  Partner of  the
                            Registrant.


   /s/Laurence Gerber       President of The Krupp Corporation, a
   Laurence Gerber          General Partner of the Registrant.



   /s/ Robert A. Barrows    Vice  President  and Chief  Accounting Officer
   Robert A. Barrows        of The Krupp Corporation, a General
                            Partner of the Registrant.

                                    APPENDIX A

                      KRUPP INSURED PLUS LIMITED PARTNERSHIP



                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                       For the Year Ended December 31, 1996

                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



   Report of Independent Accountants                                       F-3

   Balance Sheets at December 31, 1996 and 1995                            F-4

   Statements of Income for the Years Ended
   December 31, 1996, 1995 and 1994                                        F-5

   Statements of Changes in Partners' Equity for the Years
   Ended December 31, 1996, 1995 and 1994                                  F-6

   Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995 and 1994                                  F-7

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                  COOPERS    &     LYBRAND L.L.P.




   Boston, Massachusetts
   January 30, 1997

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1996 and 1995


                                                ASSETS
                                                               1996            1995

            Participating Insured Mortgages
             ("PIMs") (Notes B, C and H)                    $ 42,745,790   $ 59,289,135
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Notes B, D and H)              27,147,213     29,026,838

               Total mortgage investments                     69,893,003     88,315,973

            Cash and cash equivalents (Notes B and H)          1,757,197      2,394,592
            Interest receivable and other assets                 517,476        871,942
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $4,196,787 and
             $4,423,897, respectively (Note B)                   832,838      1,696,611
            Prepaid participation servicing fees, net of
             accumulated amortization of $802,641 and
             $1,895,084, respectively (Note B)                   273,009        504,915

               Total assets                                 $ 73,273,523   $ 93,784,033

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     18,468   $     14,454

            Partners' equity (deficit) (Notes A and E):

              Limited Partners                                72,448,679     92,779,548
               (7,500,099 Limited Partner interests
               outstanding)

              General Partners                                  (194,008)      (172,710)

              Unrealized gain on MBS (Note B)                  1,000,384      1,162,741

               Total Partners' equity                         73,255,055     93,769,579

               Total liabilities and Partners' equity       $ 73,273,523   $ 93,784,033

                                The accompanying notes are an integral
                                   part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME

                            For the Years Ended December 31, 1996, 1995 and 1994


                                                           1996            1995           1994


            Revenues:
               Interest income - PIMs
                 Base interest                         $4,644,184      $4,470,937      $4,517,722
                 Participation Income                     114,331           -             262,069
               Interest income - MBS                    2,315,136       2,472,826       2,647,031
               Other interest income                      143,065         153,391         261,771

                    Total revenues                      7,216,716       7,097,154       7,688,593

            Expenses:
               Asset management fee to an
                affiliate (Note F)                        626,375         665,051         686,828
               Expense reimbursements to affiliates
                (Note F)                                   73,323         107,019         222,785
               Amortization of prepaid expenses and
                 fees (Note B)                          1,095,679         958,502         958,502
               General and administrative expenses         91,991         119,039         137,659

                    Total expenses                      1,887,368       1,849,611       2,055,774

            Net income (Note G)                        $5,329,348      $5,247,543      $5,682,819

            Allocation of net income (Note E):

               Limited Partners                        $5,169,468      $5,090,117      $5,512,334

               Average net income per Limited
                Partner interest                       $      .69      $      .68     $       .73
                 (7,500,099 Limited Partner
                 interests outstanding)

               General Partners                        $  159,880      $  157,426     $   170,485

                                   The accompanying notes are an integral
                                     part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the Years Ended December 31, 1996, 1995 and 1994


                                                                                    Total
                                           Limited      General     Unrealized     Partners'
                                           Partners     Partners       Gain         Equity


         Balance at December 31, 1993    $ 108,682,007  $ (120,913) $    -         $ 108,561,094

         Net income                          5,512,334     170,485       -             5,682,819

         Quarterly distributions            (9,554,686)   (192,551)      -            (9,747,237)

         Special distributions              (7,950,105)      -           -            (7,950,105)

         Balance at December 31, 1994       96,689,550    (142,979)      -            96,546,571

         Net income                          5,090,117     157,426       -             5,247,543

         Quarterly distributions            (9,000,119)   (187,157)      -            (9,187,276)

         Unrealized gain on MBS                -             -        1,162,741        1,162,741

         Balance at December 31, 1995       92,779,548    (172,710)   1,162,741       93,769,579

         Net income                          5,169,468     159,880        -            5,329,348

         Quarterly distributions(Note E)    (9,000,119)   (181,178)       -           (9,181,297)

         Special distributions (Note E)    (16,500,218)      -            -          (16,500,218)

         Change in Unrealized gain
          on MBS                                -            -         (162,357)        (162,357)

         Balance at December 31, 1996     $ 72,448,679   $(194,008) $ 1,000,384   $   73,255,055

                                  The accompanying notes are an integral
                                    part of the financial statements.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS

                         For the Years Ended December 31, 1996, 1995 and 1994

                                                             1996          1995        1994
     Operating activities:
       Net income                                       $ 5,329,348   $ 5,247,543   $ 5,682,819
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid fees and expenses        1,095,679       958,502       958,502
         Premium amortization on MBS                          -             -            14,986
         Changes in assets and liabilities:
           Decrease (increase) in interest receivable
             and other assets                               354,466       111,188      (285,736)
           Increase (decrease) in liabilities                 4,014          (280)        9,358

             Net cash provided by operating activities    6,783,507     6,316,953     6,379,929

     Investing activities:
       Principal collections and prepayments on PIMs     16,543,345       548,811       484,586
       Principal collections on MBS                       1,717,268     1,784,581     4,988,553

           Net cash provided by investing activities     18,260,613     2,333,392     5,473,139

     Financing activities:
       Quarterly distributions                           (9,181,297)   (9,187,276)   (9,747,237)
       Special distributions                            (16,500,218)       -         (7,950,105)

           Net cash used for financing activities       (25,681,515)   (9,187,276)  (17,697,342)

     Net decrease in cash and cash
      equivalents                                          (637,395)     (536,931)   (5,844,274)

     Cash and cash equivalents, beginning
      of period                                           2,394,592     2,931,523     8,775,797

     Cash and cash equivalents, end of period           $ 1,757,197   $ 2,394,592   $ 2,931,523

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

           Cash and Cash Equivalents

           The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in deposits and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

           Prepaid Fees and Expenses

           Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated call date of the underlying mortgage.

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

           Estimates and Assumptions

           The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

   C.  PIMs

         At December 31, 1996, the Partnership has investments in five PIMs. The Partnership's PIMs consist of (a) a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the FHA mortgage loan and the mortgage loan underlying the GNMA MBS. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

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

         The borrower may prepay the first mortgage loan subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty thereafter.

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

         In  November,  1996,  the  borrower of  the  Mandalay  Apartments PIM
       completed a refinancing   of    the property and prepaid the insured
       mortgage.  The borrower a l s o paid  $379,000  representing  a
       portion  of accumulated  participation income.   The  Partnership made
       a special  distribution  of $2.20  per Unit  to   investors from  the
       proceeds  of  the payoff.   In November 1996, the Partnership  fully
       amortized the remaining prepaid fees and expenses of the Mandalay Apartments PIM and retired them from the books.


       The Partnership's PIMs consist of the following at December 31, 1996 and 1995:

               Aggregate                 Range of    Range of
                Original     Number    Interest    Maturity        Investment Basis at
      Issurer   Principal     of PIMs     Rates      Dates (a)                    December 31,
                                                                     1996              1995

       <s)
       GNMA    $25,046,270
                  (b)(c)        3(d)     7 - 8.5%   4/22-12/22   $23,277,507    $39,754,953


       FHA      13,814,400
                    (e)          1        7.375%       12/33      13,630,602     13,696,501

       FNMA      6,021,258
                   (f)           1        6.25%
                                           (g)         4/06        5,837,681      5,837,681


               $44,881,928       5                               $42,745,790    $59,289,135

   (a) The range of maturity dates for PIMs issued by GNMA and FHA represent the stated maturity date of the security or insured mortgage, however, the Partnership anticipates realizing amounts due under these PIMs well before these stated maturity dates.

   (b) Includes a PIM with a prepayment penalty of 9% in year 6 through 7, 3% in year 8 and 9, with no penalty thereafter.

   (c) On January 1, 1992, the Partnership entered into an agreement which provided for a reduction in the permanent interest rate on a GNMA PIM having an original face value of $4,900,000, which reduced the interest rate from 8.5% to 7% for a period of four years. The reduction in the permanent interest rate was granted in exchange for a reduction of the Shared Appreciation Interest Base from $5,700,000 to $4,900,000.

   (d) At December 31, 1995 there were four GNMA PIMs.
   (e) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower of the FHA PIM for a permanent interest rate reduction from 8.875% per annum to 7.375% per annum, retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness at the time of sale ($13,630,602 as of December 31, 1996). In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness at the time of refinance. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.
   (f) The total PIM on the underlying property is $22,000,000 of which 73% or $15,978,742 is held by Krupp Insured Plus III Limited Partnership.
   (g) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership will receive its pro-rata share of annual principal payments totaling $250,000 due each year for four years beginning in January 1997.

   The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in four states. The apartment complexes range in size from 207 to 352 units.

   D.  MBS

       At December 31, 1996, the Partnership's MBS portfolio had an amortized cost of $26,146,829 and gross unrealized gains of $1,000,384. At December 31, 1995, the Partnership s MBS portfolio had an amortized cost of $27,864,097 and gross unrealized gains of $1,162,741. The MBS portfolio has maturities ranging from 2004 to 2033.

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

       During 1996, 1995 and 1994, the Partnership made quarterly distributions totaling $1.20, $1.20 and $1.28 per Unit, respectively. The Partnership made special distributions of $2.20 and $1.06 per Unit in 1996 and 1994, respectively.

       As   of  December   31,   1996,   the  following   cumulative   partner
       contributions and  allocations have  been made since  inception of  the
       Partnership:

                                         Corporate
                                          Limited     General    Unrealized
                          Unitholders     Partner     Partners   gain on MBS       Total
                                                                       >
            Capital       $149,489,830   $  2,000    $    3,000  $   _          $149,494,830
            contributions

            Syndication     (7,906,604)       -         -            -           ( 7,906,604)
            Costs

            Quarterly     (100,436,030)    (1,383)   (2,329,525)     -          (102,766,938)
            distributions

            Special        (37,649,976)      (502)      -            -           (37,650,478)
            distributions

            Net income      68,950,415        929     2,132,517      -            71,083,861

            Unrealized
            gains on MBS        -            -            -        1,000,384       1,000,384

            Balance at
            December 31,
            1996           $72,447,635    $ 1,044     $(194,008)  $1,000,384   $  73,255,055

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

   G. Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1996 federal income tax return is as follows:

                 Net income from statement of operations               $ 5,329,348

                 Add:   Book to tax difference for participation
                           income                                          265,684

                 Less:  Book to tax difference for amortization of
                           prepaid expenses and fees                      (168,817)

                 Net income for federal income tax purposes            $ 5,426,215

         The allocation of the 1996 net income for federal income tax purposes is as follows:

                                                           Portfolio
                                                            Income

                 Unitholders                              $ 5,263,357
                 Corporate Limited Partner                         71
                 General Partners                             162,787

                                                          $ 5,426,215

                 For the years Ended December 31, 1996, 1995 and 1994 the average per unit net income to the Unitholders for federal income tax purposes was $.71, $.79 and $.81, respectively.

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

          PIMs

          There is no established trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Parnership s estimated fair value arising from appreciation of the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of approximately $474,000 and $652,000 at December 31, 1996, respectively, and unrealized gains and losses of approximately $1,628,000 and $148,000 at December 31, 1995.

          At December 31, 1996 and 1995, the Partnership estimates fair value of its financial instruments as follows:

                                                             (Rounded to $1,000)
                                                             1996           1995

                    Cash and cash equivalents               $ 1,757        $ 2,395

                    MBS                                      27,147         29,027

                    PIMs                                     42,568         60,769

                                                            $71,472        $92,191

                                 KRUPP INSURED PLUS LIMITED PARTNERSHIP

                               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                               Normal                                 Carrying
                         Interest              Monthly                               Amount at
                           Rate     Maturity   Payment    Original      Current      12/31/96
     PIMs (a)(b)            (c)     Date (d)   (e)(f)     Face Amount  Face Amount      (j)

    GNMA
    La Costa Apts.
    Miami, FL               7.5%     4/15/22   $ 74,500   $11,050,000 $10,169,756  $10,169,756


    Greentree Apts.
    Hoover, AL              8%       11/15/22    64,600     9,096,270   8,497,603    8,497,603

    Pine Hills Apts.
    Howell, MI              7%
                            (h)      12/15/22    36,600     4,900,000   4,610,148    4,610,148


                                                           25,046,270  23,277,507   23,277,507



    FHA
    Vista Montana Apts.
    Val Vista Lakes, AZ     7.375%
                             (i)     12/1/33     86,000    13,814,400  13,630,602   13,630,602

    FNMA
    Royal Palm Place (g)
    Kendall, FL             6.25%
                             (k)     4/1/06       (k)       6,021,258   5,837,681    5,837,681


                                                          $44,881,928 $42,745,790  $42,745,790

   (a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage-backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), a securitized mortgage loan insured by the Department of Housing and Urban Development ("HUD") and issued and guaranteed as to the timely payment of principal and interest by the Government National Mortgage Association ("GNMA") or a first mortgage issued by the Federal Housing Authority ("FHA") and insured by HUD, and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain base levels.
   (b) The GNMA MBS, FNMA MBS and FHA mortgage loans may generally be prepaid subject to a 9% prepayment penalty in years six through nine, a 1% prepayment penalty in year ten and no prepayment penalty after year ten.
   (c) Represents only the stated interest rate of the GNMA or FNMA MBS or the stated interest rate of the FHA mortgage loan less the servicing fee. In addition, the Partnership may receive participation interest, consisting of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property,
        (ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month) and (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified base value. Minimum Additional Interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note. Shared Income Interest is generally based on 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent it exceeds the amount of Minimum Additional Interest earned during the month. Shared Appreciation Interest is generally based on 25% of any increase in the value of the project over the base value.
   (d) The Partnership's GNMA MBS and FHA mortgage loan have call provisions, which allow the Partnership to accelerate their respective maturity dates to as early as ten years from the date of the loan closing.
   (e) The normal monthly payment consisting of principal and interest is payable monthly at level amounts over the term of the GNMA MBS and the FHA direct mortgages.
   (f) The normal monthly payment consisting of principal and interest for FNMA MBS is payable at level amounts based on a 35-year amortization. All unpaid principal and accrued interest is due at maturity.
   (g) The total PIM on the underlying property is $22,000,000 of which 72.63% or $15,978,742 is held by Krupp Insured Plus-III Limited Partnership. The Partnership's share of the principal balance due at maturity for the Royal Palm PIM is approximately $5,564,000.
   (h) On January 1, 1992, the Partnership entered into an agreement which provided for a reduction in the permanent interest rate from 8.5% to 7% per annum for a period of four years. The reduction in the permanent interest rate was granted in exchange for a reduction of the Shared Appreciation Interest Base from $5,700,000 to $4,900,000.
   (i) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower for a permanent interest rate reduction from 8.75% per annum to 7.375% per annum retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness at sale ($13,630,602 at December 31, 1996). In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness at refinance. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.
   (j)  The  aggregate  cost  of  PIMs  for  federal  income  tax  purposes  is
        $42,745,790.
   (k) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. During December 1995, the Partnership received its pro-rata share of a $90,644 principal payment and will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership will receive its pro-rata share of annual principal payments $250,000 due each year for four years beginning in January 1997.

   A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 1996 is as follows:

                                                   1996           1995           1994

          Balance at beginning of period      $ 59,289,135    $ 59,837,946   $60,322,532

          Deductions during period:
          Prepayment and principal collections (16,543,345)       (548,811)     (484,586)

          Balance at end of period            $ 42,745,790    $ 59,289,135   $59,837,946