Form 10-Q
period 1997-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1997-05-12
CIK 786622

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended       March 31, 1997

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


                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS
                                                               March 31,    December 31,
                                                                 1997           1996

            Participating Insured Mortgages ("PIMs")         $ 42,591,956   $ 42,745,790
              (Note 2)
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Note 3)                         26,505,242     27,147,213

              Total mortgage investments                       69,097,198     69,893,003

            Cash and cash equivalents                           2,079,566      1,757,197
            Interest receivable and other assets                  475,822        517,476
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $3,807,461 and
             $4,196,787, respectively                             678,458        832,838
            Prepaid participation servicing fees, net of
             accumulated amortization of $836,445 and
             $802,641,respectively                                239,205        273,009

              Total assets                                   $ 72,570,249   $ 73,273,523

                                      LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $      3,282   $     18,468

            Partners' equity (deficit):

              Limited Partners                                 71,990,180     72,448,679
               (7,500,099 Limited Partner interests
                 outstanding)
              General Partners                                   (229,381)      (194,008)

              Unrealized gain on MBS                              806,168      1,000,384

              Total Partners' equity                           72,566,967     73,255,055

              Total liabilities and Partners' equity         $ 72,570,249   $ 73,273,523


                                   The accompanying notes are an integral
                                      part of the financial statements.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME



                                                                For the Three Months
                                                                  Ended March 31,

                                                                1997           1996

            Revenues:
              Interest income - PIMs                         $  798,959     $1,108,558
              Interest income - MBS                             550,841        591,094
              Other interest income                              25,016         30,931

                    Total revenues                            1,374,816      1,730,583


            Expenses:
              Asset management fee to an affiliate              126,471        162,502
              Expense reimbursements to affiliates               16,337         27,752
              Amortization of prepaid fees and expenses         188,184        239,625
              General and administrative                         47,395         27,105

                    Total expenses                              378,387        456,984

            Net income                                       $  996,429     $1,273,599

            Allocation of net income (Note 4):

              Limited Partners                               $  966,536     $1,235,391

              Average net income per Limited Partner
              interest (7,500,099 Limited Partners
               interests outstanding)                        $      .13     $      .16

              General Partners                               $   29,893     $   38,208


                                The accompanying notes are an integral
                                   part of the financial statements.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS



                                                                     For the Three Months
                                                                       Ended March 31,

                                                                      1997           1996

      Operating activities:
          Net income                                              $  996,429     $ 1,273,599
            Adjustments to reconcile net income to net cash
             provided by operating activities:
              Amortization of prepaid fees and expenses              188,184         239,625
              Premium amortization MBS                                 2,768             870
              Changes in assets and liabilities:
                 Decrease in interest receivable and
                  other assets                                        41,654          16,982
                 Decrease in liabilities                             (15,186)         (9,233)

                    Net cash provided by operating activities      1,213,849       1,521,843

      Investing activities:
          Principal collections on MBS                               444,987         435,605
          Principal collections on PIMs                              153,834         127,124

                    Net cash provided by investing activities        598,821         562,729

      Financing activity:
          Quarterly distributions                                 (1,490,301)     (2,295,752)

      Net increase (decrease) in cash and cash equivalents           322,369        (211,180)

      Cash and cash equivalents, beginning of period               1,757,197       2,394,592


      Cash and cash equivalents, end of period                    $2,079,566     $ 2,183,412

                                The accompanying notes are an integral
                                  part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


   1. Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1996 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996.

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2. PIMs

      At March 31, 1997, the Partnership's PIMs have a fair value of $41,894,535 and gross unrealized gains and losses of $299,886 and $997,307, respectively. The PIMs have maturities ranging from 2006 to 2033.

   3. MBS

      At March 31, 1997, the Partnership's MBS portfolio has an amortized cost of $25,699,074 and gross unrealized gains of $806,168 with maturities from 2004 to 2033.

   4. Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 1997 is as follows:

                                                                                   Total
                                            Limited      General   Unrealized    Partners'
                                           Partners      Partners      ain        Equity


            Balance at December 31, 1996 $ 72,448,679   $(194,008) $1,000,384  $73,255,055

            Net income                        966,536      29,893       -          996,429

            Quarterly distributions        (1,425,035)    (65,266)      -       (1,490,301)
            Decrease in unrealized gain
             on MBS                            -            -        (194,216)    (194,216)

            Balance at March 31, 1997    $ 71,990,180   $(229,381) $  806,168  $72,566,967



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

   Liquidity and Capital Resources

      The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $1.5 million. Funds used for investor distributions come from (i)interest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections received on the PIMs and MBS and (iii) cash reserves. The Partnership funds a portion of the distribution from principal collections and as a result the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

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

      Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate through 1997. However, in the event of PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution, which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

      As an ongoing result of the Partnership s agreement to a modification of the Royal Palm PIM in December of 1995, the Partnership will receive interest only payments on the FNMA MBS at an interest rate of 6.5% in 1997, thereafter interest rates will range from 7.0% to 8.775% per annum through maturity. Also, the Partnership received its pro-rata share of the principal payment totaling $250,000 due in January.

      For the first five years of the PIMs the borrowers were prohibited from prepaying. For the second five years, the borrower can prepay the loan incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

   Distributable Cash Flow and Net Cash Proceeds From Capital Transactions

      Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the three months ended March 31, 1997 and the period from inception through March 31, 1997. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. (Amounts in thousands, except per Unit amounts).

                                                     Three Months Ended  Inception through
                                                       March 31, 1997      March 31, 1997
            Distributable Cash Flow:

            Income for tax purposes                      $  954              $ 73,476
            Items not requiring or (not providing)
             the use of operating funds:

              Amortization of prepaid expenses
               and organization costs                       230                 6,255

              Amortization of MBS premiums                    3                   287


              Acquisition expenses paid from
               offering proceeds charged to operations       -                  1,098
              Gain on sale of MBS                            -                   (114)

              Total Distributable Cash Flow ("DCF")      $1,187              $ 81,002

              Limited Partners Share of DCF              $1,151              $ 78,571

              Limited Partners Share of DCF per
                 Limited Partner interest ( Unit )       $  .16              $  10.48

              General Partners Share of DCF              $   36              $  2,431

            Net Proceeds from Capital Transactions:

              Insurance claim proceeds and
               principal collections on PIMs             $  154              $ 63,129
              Principal collections on MBS                  445                40,949
              Insurance claim proceeds and
               principal collections on PIMs and
               MBS reinvested in PIMs and MBS                -                (40,775)
              Gain on sale of MBS                            -                    114

              Total Net Proceeds from Capital
               Transactions                              $  599              $ 63,417

            Cash available for distribution
                (DCF plus Net Proceeds from
                Capital Transactions)                    $1,786              $144,419

            Distributions: (includes special
             distributions)

              Limited Partners                      $1,425 (a)         $140,938 (a)

              Limited Partners Average per Unit     $  .19 (a)         $  18.79 (a)(b)

              General Partners                          36 (a)            2,431 (a)

                    Total Distributions             $1,461             $143,369

            (a) Includes an estimate of the May 1997 distribution.
            (b) Limited Partners average  per Unit return of  capital as of May  1997 is
                $8.31 [$18.79 - $10.48].   Return of capital represents  that portion of
                distributions  which is not  funded from DCF  such as  proceeds from the sale  of  assets and  substantially  all  of the  principal  collections received from MBS and PIMs.

            Operations

  The following discussion relates to the operations of the Partnership during the three months ended March 31, 1997 and 1996.

                                                                (Amounts in thousands)
                                                                 1997           1996

                      Interest income on PIMs                  $   799        $ 1,109
                      Interest income on MBS                       554            592
                      Other interest income                         25             31
                      Partnership expenses                        (191)          (218)

                      Distributable Cash Flow                    1,187          1,514

                      Amortization of MBS Premium                   (3)            -
                      Amortization of prepaid fees and
                        expenses                                  (188)          (240)


                      Net income                               $   996        $ 1,274

      Net  income decreased  during  the  first three  months of  1997  as compared to the first three months of 1996 due primarily to lower interest income on MBS and PIMS. PIM interest income was lower due primarily to the distribution of the Mandalay PIM payoff proceeds in November 1996 while MBS interest income was lower due to prepayment and scheduled principal payments on MBS. Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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



                          Krupp Insured Plus Limited Partnership
                                      (Registrant)


                          BY:     /s/Robert A. Barrows
                                  Robert A. Barrows
                                  Vice  President  and  Chief  Mortgage
                                  Accounting  Officer   of  The   Krupp
                                  Corporation,  a  General  Partner  of
                                  the Registrant.




            DATE:  April 23, 1997