Form 10-Q
period 1997-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1997-08-14
CIK 786622

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended               June 30, 1997


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


                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS
                                                               June 30,     December 31,
                                                                 1997           1996

            Participating Insured Mortgages ("PIMs")         $ 42,504,831   $ 42,745,790
              (Note 2)
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Note 3)                         26,353,493     27,147,213

              Total mortgage investments                       68,858,324     69,893,003

            Cash and cash equivalents                           2,292,217      1,757,197
            Interest receivable and other assets                  474,136        517,476
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $3,262,418 and
             $4,196,787, respectively                             548,192        832,838
            Prepaid participation servicing fees, net of
             accumulated amortization of $595,975 and
             $802,641, respectively                               214,871        273,009

              Total assets                                   $ 72,387,740   $ 73,273,523

                                      LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $     10,443   $     18,468

            Partners' equity (deficit):

              Limited Partners                                 71,578,984     72,448,679
               (7,500,099 Limited Partner interests
                 outstanding)
              General Partners                                   (233,646)      (194,008)

              Unrealized gain on MBS                            1,031,959      1,000,384

              Total Partners' equity                           72,377,297     73,255,055

              Total liabilities and Partners' equity         $ 72,387,740   $ 73,273,523



                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME




                                               For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,

                                                1997           1996        1997         1996
     Revenues:
       Interest income - PIMs                $  805,709     $1,106,158  $1,604,668   $2,214,716
       Interest income - MBS                    549,766        582,702   1,100,607    1,173,796
       Other interest income                     29,910         27,017      54,926       57,948

           Total revenues                     1,385,385      1,715,877   2,760,201    3,446,460

     Expenses:
       Asset management fee to an affiliate     126,990        161,367     253,461      323,869
       Expense reimbursements to affiliates      20,130         22,993      36,467       50,745
       Amortization of prepaid expenses and
        fees                                    154,600        239,626     342,784      479,251
       General and administrative                38,485         20,328      85,880       47,433

           Total expenses                       340,205        444,314     718,592      901,298

     Net income                              $1,045,180     $1,271,563  $2,041,609   $2,545,162

     Allocation of net income (Note 4):

       Limited Partners                      $1,013,824     $1,233,416  $1,980,360   $2,468,807

       Average net income per Limited
           Partner interest
        (7,500,099 Limited Partner
           interests outstanding)            $      .13     $      .17  $      .26   $      .33


       General Partners                      $   31,356     $   38,147  $   61,249   $   76,355




                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 STATEMENTS OF CASH FLOWS


                                                                      For the Six Months
                                                                         Ended June 30,

                                                                    1997           1996
     Operating activities:
       Net income                                                $ 2,041,609    $ 2,545,162
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                   342,784        479,251
           Changes in assets and liabilities:
           Decrease (increase) in interest receivable
            and other assets                                          43,340        (59,872)
           Decrease in liabilities                                    (8,025)        (6,602)

               Net cash provided by operating activities           2,419,708      2,957,939

     Investing activities:
       Principal collections on PIMs                                 240,959        251,268
       Principal collections on MBS                                  825,295        976,352

               Net cash provided by investing activities           1,066,254      1,227,620

     Financing activity:
       Quarterly distributions                                    (2,950,942)    (4,591,206)

     Net increase (decrease) in cash and cash equivalents            535,020       (405,647)

     Cash and cash equivalents, beginning of period                1,757,197      2,394,592

     Cash and cash equivalents, end of period                    $ 2,292,217    $ 1,988,945



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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1997, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
 Condition and Results of Operations included in this report.

 2. PIMs

At June 30, 1997, the Partnership's PIMs have a fair value of $42,760,970 and gross unrealized gains and losses of $586,208 and $330,069, respectively. The PIMs have maturities ranging from 2006 to 2033.

   3. MBS

At June 30, 1997, the Partnership's MBS portfolio has an amortized cost of $25,321,534 and gross unrealized gains of $1,031,959 with maturities from 2004 to 2033.

   4. Changes in Partners' Equity

A summary of changes in Partners' Equity for the six months ended June 30, 1997 is as follows:

                                                                                 Total
                                            Limited      General    Unrealized   Partners'
                                           Partners      Partners      Gain       Equity

            Balance at December 31, 1996 $ 72,448,679   $(194,008)  $1,000,384  $ 73,255,055


            Net income                      1,980,360      61,249         -       2,041,609

            Quarterly distributions        (2,850,055)   (100,887)        -
            (2,950,942)

            Increase in unrealized gain
             on MBS                             -            -          31,575        31,575

            Balance at June 30, 1997     $ 71,578,984   $(233,646)  $1,031,959   $72,377,297



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

   Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $1.5 million. Funds used for investor distributions come from (i) nterest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections received on the PIMs and MBS and (iii) cash reserves. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic downward adjustments to the quarterly distributions paid to investors.

The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

On July 11, 1997, the owner of the Pine Hills Apartments notified the Partnership of its intent to payoff its PIM when the property is refinanced. Upon refinancing the Partnership will receive the outstanding principal of $4.6 million. The General Partners of the Partnership have required the owner to obtain an appraisal of the property to determine whether any SAI has been earned. The Partnership will distribute the capital transaction proceeds from this prepayment to investors through a special distribution. The General Partners will be reviewing the anticipated cash flows from the remaining investments to determine whether the current distribution rate will be sustainable or if an adjustment is necessary.

As an  ongoing result of  the Partnership s agreement  to a modification of the Royal Palm PIM in December of 1995, the Partnership will receive interest only payments on the FNMA MBS at an interest rate of 6.5% in 1997. Thereafter interest rates will range from 7.0% to 8.775% per annum through maturity. Also, the Partnership received its pro-rata share of the principal payment totaling $250,000 paid in January.

For the first five years of the PIMs the borrowers were prohibited from prepaying. For the second five years, the borrower can prepay the loan by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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


   Operations

The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1997 and 1996:

Net income  decreased during the  three and  six months  ended June  30,
1997 as compared to the three and six months ended June 30, 1996 due primarily to lower interest income on PIMs and MBS. Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the Partnership s portfolio. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership.

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




DATE: August 5, 1997