Form 10-Q
period 1997-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1997-11-12
CIK 786622

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10-Q

   (Mark One)

             QUARTERLY  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THEx
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended               September 30, 1997


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


                                KRUPP INSURED PLUS LIMITED PARTNERSHIP
                                            BALANCE SHEETS


                                                ASSETS
                                                             September 30,  December 31,
                                                                 1997           1996

            Participating Insured Mortgages ("PIMs")         $ 42,415,956   $ 42,745,790
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Note 2)                         26,164,455     27,147,213

              Total mortgage investments                       68,580,411     69,893,003

            Cash and cash equivalents                           2,379,788      1,757,197
            Interest receivable and other assets                  467,005        517,476
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $3,392,683 and
             $4,196,787, respectively                             417,927        832,838
            Prepaid participation servicing fees, net of
             accumulated amortization of $620,310 and
             $802,641, respectively                               190,536        273,009

              Total assets                                   $ 72,035,667   $ 73,273,523

                                      LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                      $     15,290   $     18,468

            Partners' equity (deficit)(Note 3)

              Limited Partners                                 71,168,026     72,448,679
               (7,500,099 Limited Partner interests
                 outstanding)
              General Partners                                   (238,194)      (194,008)

              Unrealized gain on MBS                            1,090,545      1,000,384

              Total Partners' equity                           72,020,377     73,255,055

              Total liabilities and Partners' equity         $ 72,035,667   $ 73,273,523




                                                     -2-

                                   The accompanying notes are an integral
                                      part of the financial statements.

                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME




                                               For the Three Months        For the Nine Months
                                               Ended September 30,         Ended September 30,

                                                1997           1996        1997         1996
     Revenues:
       Interest income - PIMs                $  799,175     $1,103,611  $2,403,843   $3,318,327
       Interest income - MBS                    543,961        574,453   1,644,568    1,748,249
       Other interest income                     31,611         25,282      86,537       83,230

           Total revenues                     1,374,747      1,703,346   4,134,948    5,149,806

     Expenses:
       Asset management fee to an affiliate     127,733        161,989     381,194      485,858
       Expense reimbursements to affiliates      20,130         27,753      56,597       78,498
       Amortization of prepaid expenses and
        fees                                    154,600        239,625     497,384      718,876
       General and administrative                26,861         22,827     112,741       70,260

           Total expenses                       329,324        452,194   1,047,916    1,353,492

     Net income                              $1,045,423     $1,251,152  $3,087,032   $3,796,314

     Allocation of net income (Note 3):

       Limited Partners                      $1,014,061     $1,213,617  $2,994,421   $3,682,425

       Average net income per Limited
           Partner interest
        (7,500,099 Limited Partner
           interests outstanding)            $      .14     $      .16         .40   $      .49


       General Partners                      $   31,362     $   37,535  $   92,611   $  113,889



                                The accompanying notes are an integral
                                   part of the financial statements.









                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS


                                                                      For the Nine Months
                                                                     Ended September 30,

                                                                    1997           1996
     Operating activities:
       Net income                                                $ 3,087,032    $ 3,796,314
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Amortization of prepaid expenses and fees                   497,384        718,876
         Changes in assets and liabilities:
           Decrease in interest receivable
            and other assets                                          50,471         29,360
           Decrease in liabilities                                    (3,178)        (1,469)

               Net cash provided by operating activities           3,631,709      4,543,081

     Investing activities:
       Principal collections on PIMs                                 329,834        388,901
       Principal collections on MBS                                1,072,919      1,430,660

               Net cash provided by investing activities           1,402,753      1,819,561

     Financing activity:
       Quarterly distributions                                    (4,411,871)    (6,886,544)

     Net increase (decrease) in cash and cash equivalents            622,591       (523,902)

     Cash and cash equivalents, beginning of period                1,757,197      2,394,592

     Cash and cash equivalents, end of period                    $ 2,379,788    $ 1,870,690



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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1997, its results of operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

      The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

   2. MBS

      At September 30, 1997, the Partnership's MBS portfolio has an amortized cost of $25,073,910 and gross unrealized gains of $1,090,545 with maturities from 2004 to 2033.

   3. Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 1997 is as follows:

                                            Limited      General    Unrealized   T o t a l
            Partners'
                                           Partners      Partners      Gain       Equity


            Balance at December 31, 1996 $ 72,448,679   $(194,008)  $1,000,384  $ 73,255,055

            Net income                      2,994,421      92,611         -        3,087,032

            Quarterly distributions        (4,275,074)   (136,797)        -
            (4,411,871)

            Increase in unrealized gain
             on MBS                              -           -          90,161        90,161

            Balance at
             September 30, 1997          $ 71,168,026   $(238,194)  $1,090,545  $ 72,020,377


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

   Liquidity and Capital Resources

      The most significant demands on the Partnership s liquidity are regular quarterly distributions paid to investors of approximately $1.5 million. Funds used for investor distributions come from (i) interest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections received on the PIMs and MBS and (iii) cash reserves. The Partnership funds a portion of the distribution from principal collections causing the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic downward adjustments to the quarterly distributions paid to investors.

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

      On July 11, 1997, the owner of the Pine Hills Apartments notified the Partnership of its plan to refinance the property s debt and payoff the $4.6 million PIM. The General Partners of the Partnership required the owner to obtain an appraisal of the property to determine whether any SAI has been earned. The Partnership anticipates the payoff will occur during November 1997 and expects to receive both past accruals for additional interest earned on property operations as well as additional interest based on the appreciation of the property. The Partnership will distribute the capital transaction proceeds from this prepayment to investors through a special distribution. The General Partners will be reviewing the anticipated cash flows from the remaining investments to determine whether the current distribution rate will be sustainable or if an adjustment is necessary.

      For the first five years of the PIMs the borrowers were prohibited from prepaying. For the second five years, the borrower can prepay the loan by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have impact on this decision.

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

   Operations

      The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1997 and 1996:

      Net income decreased during the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 by $205,729 and $709,282, respectively, primarily due to lower interest income on PIMs and MBS. The Partnership funds a portion of distributions with MBS and PIM principal collections which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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



                             Krupp Insured Plus Limited Partnership
                                         (Registrant)



                       BY:/s/Robert A. Barrows
                       Robert A. Barrows
                       Teasurer and Chief Accounting
                      Mortgage Officer of The Krupp Corporation,
                      a General Partner of the Registrant.




                      DATE: October 28, 1997