Form 10-K
period 1997-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1998-03-27
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
   (Mark One)

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESx EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the fiscal year ended        December 31, 1997


                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from                   to


               Commission file number            0-15815

                     Krupp Insured Plus Limited Partnership
             (Exact name of registrant as specified in its charter)

           Massachusetts                                        04-2915281
   (State or other jurisdiction of                         (IRS  Employer
   incorporation or organization)                      Identification No.)
   470 Atlantic Avenue, Boston, Massachusetts                    02210
   (Address of principal executive offices)                    (Zip Code)

   (Registrant's telephone number, including area code)    (617)423-2233

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

   The exhibit index is located on pages 8-11.

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

      The Partnership's investments in PIMs consist of a securitized multi-family first mortgage loan or a sole participation interest in a Department of Housing and Urban Development ("HUD") multi-family insured first mortgage loan, and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property's value above certain specified base levels. The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring either a securitized first mortgage loan ("MBS"), originated under the lending programs of the Federal National Mortgage Association ("FNMA") or Government National Mortgage Association ("GNMA"), or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program (collectively the "insured mortgages"). The Partnership receives the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage. The borrower conveyed the participation interests to the Partnership through either a subordinated promissory note and mortgage or a shared income and appreciation agreement. FNMA guarantees the principal and interest payments for the FNMA MBS and GNMA guarantees the timely payment of principal and interest for the GNMA MBS. HUD insures the first mortgage loan underlying the GNMA MBS and any first mortgage loan originated under the FHA lending program. The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

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

      The  requirements   for  compliance   with  federal,  state   and  local
   regulations to date have not adversely effected the Partnership's operations and the Partnership does not presently anticipate adverse effects in the future.

      As of December 31, 1997, there were no personnel directly employed by the Partnership.

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

      The number of investors holding Units as of December 31, 1997 was approximately 6,820. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

      During 1997 and 1996, the Partnership made special distributions consisting primarily of principal proceeds from the Pine Hills PIM and Mandalay PIM prepayments, respectively. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount if cash is available from MBS and PIM principal collections.

      The   Partnership  made   the  following  distributions,   in  quarterly
   installments, and special distributions, to its Partners during the two years ended December 31, 1997 and 1996:


                                                    1997                   1996
                                              Amount    Per Unit      Amount     Per Unit

              Distributions:
                 Limited Partners           $ 5,700,093   $ .76    $ 9,000,119     $1.20
                 General Partners               172,798                181,178

                                              5,872,891              9,181,297

              Special Distributions:
                 Limited Partners             4,575,060   $ .61     16,500,218     $2.20

                   Total Distributions      $10,447,951            $25,681,515


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




                              1997           1996          1995          1994       1993


      Total revenues      $ 6,078,663    $ 7,216,716   $ 7,097,154  $ 7,688,593    $7,698,364

      Net income            4,743,768      5,329,348     5,247,543    5,682,819     5,642,527

      Net income allocated to:

       Limited Partners     4,601,455      5,169,468     5,090,117    5,512,334     5,473,251
        Average Per Unit          .61            .69           .68          .73           .73

       General Partners       142,313        159,880       157,426      170,485       169,276

      Total assets at
      December 31          67,795,436     73,273,523    93,784,033   96,561,305   108,566,470

      Distributions to:
        Limited Partners    5,700,093      9,000,119     9,000,119    9,554,686     9,873,378
         Average per Unit         .76           1.20          1.20         1.28          1.32
        Special             4,575,060     16,500,218           -      7,950,105     4,950,065
         Average per Unit         .61           2.20           -           1.06           .66

        General Partners      172,798        181,178       187,157      192,551       203,481




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

     Liquidity and Capital Resources


      The most significant demands on the Partnership's liquidity are regular quarterly distributions of approximately $1.4 million paid to investors. Funds used for investor distributions come from (i)interest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections received on the PIMs and MBS and (iii) cash reserves. The portion of the distribution funded from principal collections and cash reserves causes the capital resources of the Partnership to continually decrease. As a result of this decrease, the total cash inflows to the Partnership also will decrease resulting in periodic downward adjustments to the quarterly distributions paid to investors.



     During the fourth quarter of 1997, the Partnership received a repayment of the Pine Hills Apartments PIM. The Partnership received the outstanding principal balance of approximately $4.5 million, Shared Appreciation Interest of $252,000 and participation income of $290,390. The Partnership made a special distribution during December 1997 to the investors in the amount of $.61 per limited partner interest with these proceeds. The Partnership will continue to pay the current distribution rate for the near future.

      In November 1996, the underlying borrower of the Mandalay Apartments PIM prepaid the insured mortgage and paid a portion of the accumulated participation income. Following the prepayment, the Partnership made a special distribution of $2.20 per Unit to investors.

      The General Partners do not expect any other PIMs still held in the Partnership's portfolio to be repaid during 1998. Two of the properties, Royal Palm Place and Vista Montana, continue to operate under long-term restructure programs. The mediocre operating performances of the two remaining properties, Greentree and La Costa, have not generated sufficient increases in property values to provide an incentive for the owners to pursue either a sale or refinancing of those properties. Both Greentree and La Costa are older properties with physical shortcomings that affect rental income potential and increase the cost of operations. Consequently, neither property generates any participation interest to the Partnership from operating cash flow.

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

      For the first five years of the PIMs the borrowers were prohibited from prepaying the insured mortgage loan. For the second five years, the borrower can prepay the insured mortgage by incurring a prepayment penalty. The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the end of the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

   Assessment of Credit Risk

      The Partnership's investments in mortgages are guaranteed or insured by the FNMA, GNMA, FHLMC, HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

      FNMA is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government,are backed bythe full faithand creditof the U.S.Government.

      Operations

 The following discussion  relates to the operation of the Partnership during the years ended December 31, 1997, 1996 and 1995.
                                                  (Amounts in thousands)
                                            1997          1996          1995

       Interest income on PIMs:
       Base interest                     $ 3,137       $ 4,644       $ 4,471
       Participation interest income         543           114           -
     Interest income on MBS                2,181         2,315         2,473
     Other interest income                   218           143           153
     Partnership expenses                   (722)         (791)         (891)
     Amortization of prepaid fees
      and expenses                          (613)       (1,096)         (958)

       Net income                        $ 4,744       $ 5,329       $ 5,248

       Net income decreased in 1997 as compared to 1996 due primarily to a decrease in interest income on PIMs which were somewhat offset by a decrease in amortization expense. Base interest income on PIMs decreased in 1997 as compared to 1996 as a result of a reduction in the invested assets in the Partnership. The reduction in assets was a result of repayments of the Pine Hills PIM in November of 1997 and the Mandalay Apartments PIM in November of 1996. Subsequently, special distributions were made from the Partnership using the payoff proceeds. Interest income on MBS declined approximately $134,000 due to principal collections reducing the outstanding MBS portfolio. Interest income on MBS and base interest income on PIMs will continue to decline as principal collections reduce the outstanding balance of these investments. As the Partnership distributes principal collections on MBS and PIMs through quarterly or special distributions, the invested assets of the Partnership will decline which should result in a continuing decline in interest income. Amortization expense decreased in 1997 as compared to 1996 due to the full amortization of prepaid expenses relating to the Mandalay Apartments PIM in 1996 exceeded the amortization of prepaid expenses relating to the Pine Hills PIM prepayment in 1997. Partnership expenses decreased approximately $69,000 in 1997 versus 1996 mainly as result of lower asset management fees caused by a declining asset base.

       Net income increased slightly in 1996 as compared to 1995 due primarily to an increase in interest income on PIMs and lower Partnership expenses which were offset by lower interest income on MBS and an increase in amortization expense. Base interest income on PIMs increased in 1996 as compared to 1995 as a result of fully amortizing the remaining unamortized discount on the Mandalay Apartments PIM of approximately $411,000 upon its prepayment in November 1996, net of a decrease in base interest income of approximately $100,000 resulting from the prepayment, a decrease of approximately $83,000 resulting from the modification of the Royal Palm Apartments PIM, and a decrease resulting from the scheduled amortization of the underlying mortgages. In 1995, the Royal Palm Apartments PIM was modified and the interest rate on the FNMA MBS was reduced from 7.75% to 6.25% per annum. The Partnership saw an increase in participation interest income of approximately $114,000 in 1996 versus 1995 due to participation interest income received from the prepayment of the Mandalay

   Apartments PIM. In the same period interest income on MBS declined approximately $158,000 due to principal collections reducing the outstanding MBS portfolio. Amortization expense increased in 1996 as compared to 1995 due to fully amortizing the remaining prepaid fees and expenses related to the Mandalay Apartments PIM. Partnership expenses decreased approximately $100,000 in 1996 versus 1995 as result of lower asset management fees caused by a declining asset base and decreases of approximately $34,000 in expense reimbursements to affiliates and $27,000 in general and administrative expenses.

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

                                    Position with
  Name and Age                   The Krupp Corporation
  Douglas Krupp (51)             Co-Chairman, President and Director
  George Krupp (53)              Co-Chairman, President and Director
  Robert A. Barrows (40)         Vice President and  Chief Accounting
                                 Officer

      Douglas Krupp and George Krupp are Co-Founders of The Berkshire Group. Established in 1969 as the Krupp Companies and headquartered in Boston, the Berkshire Group is a privately held real estate-based firm that has expanded over the years within its areas of expertise including investment program sponsorship, property and asset management, mortgage banking and healthcare facility management. The Berkshire Group s interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $4.5 billion. In addition, The Berkshire Group has a majority ownership interest in Harborside Healthcare (NYSE-HBR), a long-term and subacute care company and a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-
   BRI),   a  real   estate  investment   trust  specializing   in  apartment
   investments.

     Douglas Krupp is graduate of Bryant College. In 1989 he received an honorary Doctor of Science in Business Administration from this institution and was elected trustee in 1990. Douglas Krupp is Chairman of The Berkshire Group, Chairman of the Board and a Director of both Berkshire Realty Company, Inc. and Harborside Healthcare. Mr. Krupp also serves as Chairman of the Board and Trustee of both Krupp Government Income Trust and Krupp Government Income Trust II.

      George Krupp received his undergraduate education from the University of Pennsylvania and Harvard University Extension School and holds a Master s Degree in History from Brown University.

      Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury, management information systems and loan closing and servicing for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

   ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no directors or executive officers.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of December 31, 1997 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,499,999 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

          (4.3) Eighth Amendment and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on February 6, 1987 [Exhibit 4.3 to Registrant's Report on Form 10-K for the year ended December 31, 1986 (File No. 33-2520)].*

          (10)   Material Contracts:

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

                 (File No. 0-15815)].*

         (10.8) Shared Income and Appreciation Agreement, dated October 22 1987, between Greentree Associates, Ltd. and DRG Funding Corporation. [Exhibit 4 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.9) Assignment  of  Shared Income  and  Appreciation  Agreement,
                 dated October 22, 1987, between DRG Funding Corporation and Krupp Insured Plus Limited Partnership (as "Assignee"). [Exhibit 5 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.10) Multifamily Mortgage, Assignment of Rents and Security Agreement, dated October 22, 1987, between Greentree Associates, Ltd. and DRG Funding Corporation. [Exhibit 6 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

          (10.11)    Assignment  of  Mortgage   (the  Multifamily   Mortgage,
                     Assignment of Rents and Security Agreement), dated November 23, 1987, between DRG Funding Corporation (as "Mortgagee") and Krupp Insured Plus Limited Partnership (as "Assignee"). [Exhibit 7 to Registrant's Report on Form 8-K dated December 10, 1987 (File No. 0-15815)].*

                     Vista Montana

          (10.12) Subordinated Promissory Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership and GMAC Mortgage Corporation of PA. [Exhibit 19.7 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.13) Subordinated Multi-family Deed of Trust, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership, and GMAC Mortgage Corporation of PA [Exhibit 19.8 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.14) Assignment of Subordinated Deed of Trust, dated March 31, 1988, between GMAC Mortgage Corporation of PA, and Krupp Insured Plus-II Limited Partnership, a Massachusetts Limited Partnership. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.15) Assignment of Closing Documents, dated July 12, 1988 by and between Krupp Insured Plus-II Limited Partnership ("KIP-II"), a Massachusetts limited partnership, and Krupp Insured Plus Limited Partnership ("KIP-I"), a Massachusetts limited partnership. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1988 (File No. 0-15815)].*

          (10.16) Deed of Trust, dated March 31, 1988 between VM Associates Limited Partnership, an Arizona limited partnership and Transamerica Title Insurance Company, a California corporation. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.17) Deed of Trust Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.18) Assignment of Mortgage and Collateral Documents, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.19) Servicing Agreement, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a
                     Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit
                     19.14 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*


          (10.20) Modification to the First mortgage loan and subordinated Promissory Note, dated June 7, 1993, by and between Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership. [Exhibit 10.28 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

          (10.21) Assignment of interest from Krupp Insured Plus Limited Partnership II to Krupp Insured Plus Limited Partnership, dated February 6, 1995. [Exhibit 10.29 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

                     Royal Palm Place

          (10.22) Supplement to Prospectus for FNMA Pool No. MB-109057. [Exhibit 10.30 to Registrant s Report on Form 10-K for the year ended December 31, 1995(File No. 0-15815)].*

          (10.23) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Mortgagee"). [Exhibit
                     19.2 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*



          (10.24) Amended and Restated Subordinated Promissory Note dated December 1, 1995 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Holder") [Exhibit 10.32 to Registrant s Report on Form 10-K for the year ended December 31, 1995(File No.0-15815)].*

          (10.25) Modification Agreement dated March 20, 1991 by and between Royal Palm Place, Ltd., a Florida limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.26) Participation Agreement dated March 20, 1991 between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1991 (File No. 0-15815)].*

          * Incorporated by reference.


   (c)    Reports on Form 8-K

          During the last quarter of the year ended December 31, 1997 the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of February, 1997.

                                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                     By:          The Krupp Corporation,
                                                  a General Partner


                                     By:          /s/ Douglas Krupp

                                                  Douglas Krupp, Co-Chairman
                                                  (Principal        Executive
                                                  Officer)  and  Director  of
                                                  The Krupp Corporation


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 2nd day of February, 1997.

   Signatures                        Title(s)


   /s/ Douglas Krupp     Co-Chairman     (Principal      Executive Officer),
    Douglas Krupp                            President  and Director
                                             of The Krupp Corporation,a
                                             General Partner of the
                                             Registrant.


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

   /s/ Robert A. Barrows      Vice  President  and Chief  Accounting Officer
   Robert A. Barrows          of The Krupp Corporation, a General Partner
                              of the Registrant.

                                              APPENDIX A

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP





                                   FINANCIAL STATEMENTS AND SCHEDULE
                                          ITEM 8 of FORM 10-K

                        ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                 For the Year Ended December 31, 1997

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



   Report of Independent Accountants                                    F-3

   Balance Sheets at December 31, 1997 and 1996                         F-4

   Statements of Income for the Years Ended
   December 31, 1997, 1996 and 1995                                     F-5

   Statements of Changes in Partners' Equity for the Years
   Ended December 31, 1997, 1996 and 1995                               F-6

   Statements of Cash Flows for the Years
   Ended December 31, 1997, 1996 and 1995                               F-7

   Notes to Financial Statements                                 F-8 - F-15

   Schedule IV - Mortgage Loans on Real Estate                  F-16 - F-17




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

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the
   General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                      COOPERS & LYBRAND L.L.P.




   Boston, Massachusetts
   February 2, 1998, except as to the
   information presented in Note I, for
   which the date is March 16, 1998



                            KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS

                                      December 31, 1997 and 1996


                                                ASSETS

                                                               1997            1996

            Participating Insured Mortgages
             ("PIMs") (Notes B, C and H)                     $37,769,835   $ 42,745,790
            Mortgage-Backed Securities and insured
             mortgage ("MBS") (Notes B, D and H)              25,897,592     27,147,213

               Total mortgage investments                     63,667,427     69,893,003

            Cash and cash equivalents (Notes B and H)          3,100,615      1,757,197
            Interest receivable and other assets                 534,178        517,476
            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $522,080 and
             $4,196,787, respectively (Note B)                   322,172        832,838
            Prepaid participation servicing fees, net of
             accumulated amortization of $160,008 and
             $802,641, respectively (Note B)                     171,044        273,009

               Total assets                                 $ 67,795,436   $ 73,273,523

                                   LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $     21,117   $     18,468

            Partners' equity (deficit) (Notes A and E):

              Limited Partners                                66,774,981     72,448,679
               (7,500,099 Limited Partner interests
               outstanding)

              General Partners                                  (224,493)      (194,008)

              Unrealized gain on MBS (Note B)                  1,223,831      1,000,384

               Total Partners' equity                         67,774,319     73,255,055

               Total liabilities and Partners' equity       $ 67,795,436   $ 73,273,523






                                The accompanying notes are an integral
                                   part of the financial statements.



                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME

                            For the Years Ended December 31, 1997, 1996 and 1995



                                                           1997            1996           1995


            Revenues:
               Interest income - PIMs
                 Base interest                         $3,136,659      $4,644,184   $4,470,937
                 Participation Income                     542,650         114,331         -
               Interest income - MBS                    2,181,378       2,315,136    2,472,826
               Other interest income                      217,976         143,065      153,391

                    Total revenues                      6,078,663       7,216,716    7,097,154

            Expenses:
               Asset management fee to an
                affiliate (Note F)                        502,332         626,375      665,051
               Expense reimbursements to affiliates
                (Note F)                                   76,727          73,323      107,019
               Amortization of prepaid expenses and
                fees (Note B)                             612,631       1,095,679      958,502
               General and administrative expenses        143,205          91,991      119,039

                    Total expenses                      1,334,895       1,887,368    1,849,611

            Net income (Note G)                        $4,743,768      $5,329,348   $5,247,543

            Allocation of net income (Note E):

               Limited Partners                        $4,601,455      $5,169,468   $5,090,117

               Average net income per Limited
                Partner interest                       $      .61      $      .69   $     .68
                 (7,500,099 Limited Partner
                 interests outstanding)

               General Partners                        $  142,313      $  159,880   $  157,426


                                   The accompanying notes are an integral
                                     part of the financial statements.





KRUPP INSURED PLUS LIMITED PARTNERSHIP
Statements of Income
For the Years Ended December 31, 1997, 1996 and 1995



                                                                 Total
                     Limited      General     Unrealized     Partners'
                     Partners     Partners       Gain         Equity


Balance at
December 31, 1994$  96,689,550  $ (142,979) $     -        $  96,546,571

Net income           5,090,117     157,426        -            5,247,543

Quarterly
distributions        (9,000,119)   (187,157)       -          (9,187,276)

Unrealized gain on MBS  -             -        1,162,741       1,162,741

Balance at December
 31, 1995            92,779,548    (172,710)   1,162,741      93,769,579

Net income            5,169,468     159,880        -           5,329,348

Quarterly
distributions        (9,000,119)   (181,178)       -          (9,181,297)

Special
distributions       (16,500,218)      -            -         (16,500,218)

Change in Unrealized gain
on MBS                   -            -         (162,357)       (162,357)

Balance at December
 31, 1996            72,448,679    (194,008)   1,000,384      73,255,055

Net income            4,601,455     142,313        -           4,743,768

Quarterly distributions
(Note E)             (5,700,093)   (172,798)       -          (5,872,891)

Special distributions
 (Note E)            (4,575,060)      -            -          (4,575,060)

Change in Unrealized gain
on MBS                    -           -          223,447         223,447

Balance at
December 31,1997  $  66,774,981  $ (224,493)  $1,223,831  $   67,774,319

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31, 1997, 1996 and 1995

                                             1997          1996        1995
     Operating activities:
Net income                             $ 4,743,768  $ 5,329,348   $ 5,247,543
Adjustments to reconcile net income to net cash
provided by operating activities:
Amortization of prepaid fees and expenses  612,631    1,095,679       958,502
         Prepayment penalty                (252,260)       -            -
   Changes in assets and liabilities:
    Decrease (increase) in interest receivable
       and other assets                     (16,702)     354,466       111,188
    Increase (decrease) in liabilities        2,649        4,014          (280)

 Net cash provided by operating
activities                                5,090,086    6,783,507     6,316,953

Investing activities:
Principal collections and prepayments on PIMs
including prepayment penalty of $252,260
 in 1997                                  5,228,215   16,543,345       548,811

Principal collections on MBS              1,473,068    1,717,268     1,784,581

Net cash provided by
 investing activities                     6,701,283   18,260,613     2,333,392

 Financing activities:

Quarterly distributions                  (5,872,891)  (9,181,297)   (9,187,276)
Special distributions                    (4,575,060) (16,500,218)       -

Net cash used for financing activities  (10,447,951) (25,681,515)   (9,187,276)

Net increase (decrease) in cash and cash
equivalents                               1,343,418     (637,395)     (536,931)

 Cash and cash equivalents, beginning
of period                                 1,757,197    2,394,592     2,931,523

Cash and cash equivalents,
end of period                          $  3,100,615  $ 1,757,197   $ 2,394,592

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

   B.  Significant Accounting Policies

         The Partnership uses the following accounting policies for financial reporting purposes which differ in certain respects from those used for federal income tax purposes (Note G):

           MBS

           The  Partnership   in  accordance  with  Financial  Accounting
           Standards Board s Special Report on Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ( FAS 115 ), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

           PIMs

           The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association ( GNMA ) or Federal National Mortgage Association ( FNMA ) MBS at amortized cost.

           The Federal Housing Administration PIM is carried at amortized cost unless the General Partner of the Partnership believes there is an impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting Standards No. 114, Accounting by Creditors for impairment of a Loan, and Financial Accounting Standard No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.

           Basic interest on PIMs is recognized at the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage (less the servicer's fee) or the stated coupon rate of the GNMA or FNMA MBS. The Partnership recognizes interest related to the participation features as earned and when it deems these amounts as collectible.


                                    Continued

           Cash and Cash Equivalents

           The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

           Prepaid Fees and Expenses

           Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the actual maturity or anticipated repayment of the underlying mortgage.

           The Partnership repayment the prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning from the acquisition of the GNMA or FNMA MBS or final endorsement of the FHA loan.

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

   C.  PIMs

         At December 31, 1997, the Partnership has investments in four PIMs. The Partnership's PIMs consist of (a) a GNMA or FNMA MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and (b) participation interests in the revenue stream and appreciation of the underlying property above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement"). The Partnership receives guaranteed monthly payments of principal and interest on the GNMA and FNMA MBS and HUD insures the FHA mortgage loan and the mortgage loan underlying the GNMA MBS. The Partnership may receive interest related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


            C.PIMs, Continued

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

         In November of 1997, the borrower of the Pine Hills Apartments PIM prepaid the insured mortgage. The borrower also paid $290,390 and $252,260, representing participation interst income and Shared Appreciation Interest, respectively. The Partnership made a special distribution of $.61 per Unit to investors from the proceeds of the repayment.

     In November, 1996, the borrower of the Mandalay Apartments PIM completed a refinancing of the property and prepaid the insured mortgage. The borrower also paid $379,000 representing a portion of accumulated
    participation income.   The Partnership made a special distribution  of
    $2.20  per

                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

       Unit to investors from the proceeds of the payoff. In November 1996, the Partnership fully amortized the remaining prepaid fees and expenses of the Mandalay Apartments PIM and retired them from the books.

     At December  31,  1997  and  1996 there  were  no  loans  within  the
     Partnership s   portfolio  that were  delinquent as  to principal  or
     interest.

   The Partnership's PIMs consist of the following at December 31, 1997 and 1996:



         Aggregate             Range of     Range of
        Original      Number  Interest     Maturity       Investment Basis at
Issuer  Principal    of PIMs   Rates       Dates(a)            December 31,

                                                        1997           1996

GNMA   $20,146,270      2(d)   7.5%-8% 4/22-12/22  $18,434,869    $23,277,507
          (b)(c)

FHA     13,814,400       1      7.375%      12/33   13,565,709     13,630,602
            (e)
FNMA     6,021,258       1       6.50%      4/06     5,769,257      5,837,681
             (f)                  (g)

       $39,981,928       4                         $37,769,835    $42,745,790




   (a) The range of maturity dates for PIMs issued by GNMA and FHA represent the stated maturity date of the security or insured mortgage, however, the Partnership anticipates realizing amounts due under these PIMs well before these stated maturity dates.
   (b) Includes a PIM with a prepayment penalty of 9% in year 6 through 7, 3% in year 8 and 9, with no penalty thereafter.
   (c) On January 1, 1992, the Partnership entered into an agreement which provided for a reduction in the permanent interest rate on a GNMA PIM having an original face value of $4,900,000, which reduced the interest rate from 8.5% to 7% for a period of four years. The reduction in the permanent interest rate was granted in exchange for a reduction of the Shared Appreciation Interest Base from $5,700,000 to $4,900,000.
   (d) At December 31, 1996 there were three GNMA PIMs.
   (e) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower of the FHA PIM for a permanent interest rate reduction from 8.875% per annum to 7.375% per annum, retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness at the time of sale ($13,565,709 as of December 31, 1997). In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness at the time of refinancing. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.
   (f) The total PIM on the underlying property is $22,000,000 of which 73% or $15,978,742 is held by Krupp Insured Plus III Limited Partnership.
   (g) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership has received its pro-rata share of a $90,644 principal payment made in December 1995 and its pro-rata share of a $250,000 principal payment made in January 1997. The Partnership will also receive its pro-rata share of annual principal payments totaling $250,000 due each year in January for the next three years.

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


            C.PIMs, Continued

       The  underlying mortgages  of  the PIMs  are collateralized  by  multi-
       family apartment  complexes  located in  three states.   The  apartment
       complexes range in size from 336 to 377 units.

   D.  MBS

       At December 31, 1997, the Partnership s MBS portfolio had an amortized cost of $24,673,761 and gross unrealized gains of $1,223,831. At December 31, 1996, the Partnership's MBS portfolio had an amortized cost of $26,146,829 and gross unrealized gains of $1,000,384. The MBS portfolio has maturities ranging from 2004 to 2033.

   E.  Partners' Equity

       Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

       Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the10%cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners.

       Profits arising from a capital transaction will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

       During 1997, 1996 and 1995, the Partnership made quarterly distributions totaling $.76, $1.20 and $1.28 per Unit, respectively. The Partnership made special distributions of $.61 and $2.20 per Unit in 1997 and 1996, respectively.

       As  of   December  31,   1997,  the   following  cumulative   partner
       contributions and allocations  have been made since inception of  the
       Partnership:

                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

                     NOTES TO FINANCIAL STATEMENTS, Continued


                                               Continued
            E.  Partners' Equity, Continued


                Corporate
                Limited      General      Unrealized
                Unitholders  Partner      Partners     gain on MBS      Total

Capital        $149,489,830 $ 2,000    $    3,000  $     _       $149,494,830
contributions

Syndication      (7,906,604)    -            -           -         (7,906,604)
Costs

Quarterly
distributions   (106,136,047) (1,459)   (2,502,323)      -       (108,639,829)

Special
distributions    (42,224,975)   (563)         -          -        (42,225,538)

Net income        73,551,809     990     2,274,830       -         75,827,629

Unrealized
gains on MBS          -            -        -        1,223,831      1,223,831

Balance at
December 31,
 1997             $66,774,013  $  968   $ (224,493) $1,223,831  $  67,774,319

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

   G. Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1997 federal income tax return is as follows:

        Net income from statement of operations               $ 4,743,768

        Less:  Book to tax difference for amortization of
        prepaid expenses and fees                                 227,087

        Net income for federal income tax purposes            $ 4,970,855



                                                 Continued
G.   Federal Income Taxes, Continued

The allocation of the 1997 net income for federal income tax purposes is as follows:

                                                          Portfolio
                                                            Income

                 Unitholders                              $4,829,233
                 Corporate Limited Partner                        64
                 General Partners                            141,558

                                                          $4,970,855

           For the years Ended December 31, 1997, 1996 and 1995 the average per unit net income to the Unitholders for federal income tax purposes was $.64, $.71 and $.79, respectively.

           The  basis  of   the  Partnership s   assets  for   financial
           reporting purposes is less than its tax basis by approximately $442,000 and $438,000 at December 31, 1997 and 1996, respectively. The basis of the Partnership s liabilities for financial reporting purposes are the same for its tax basis at December 31, 1997 and 1996, respectively.

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


                PIMs

                 There is no active trading market for these investments. Management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership s estimated fair value arising from the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of approximately $133,000 and $22,000 at December 31, 1997, respectively, and unrealized gains and losses of approximately $474,000 and $652,000 at December 31, 1996.




            H.   Fair Value Disclosures of Financial Instruments

 At December 31, 1997 and 1996, the Partnership estimates fair value of its financial instruments as follows:

                                                   (Rounded to $1,000)
                                                      1997           1996

           Cash and cash equivalents               $ 3,101        $ 1,757

           MBS                                      25,898         27,147

           PIMs                                     37,881         42,568

                                                   $66,880        $71,472

   I.  Subsequent Event

         On March 16, 1998, the Partnership received proceeds from the prepayment of the Greentree Apartments PIM. The Partnership received the outstanding principal balance of $8,382,336. The Partnership plans on distributing $1.12 per Limited Partner Interest during April 1998 from these principal proceeds of this loan.

               KRUPP INSURED PLUS LIMITED PARTNERSHIP

               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE


                                 Normal                              Carrying
            Interest             Monthly                          Amount at
            Rate     Maturity    Payment   Original    Current     12/31/97
PIMs (a)(b) (c)      Date (d)    (e)(f)    Face Amount Face Amount    (j)


GNMA
La Costa Apts.7.5%   4/15/22   $ 74,500   $11,050,000 $10,035,381  $10,035,381


Greentree Apts.8%   11/15/22     64,600     9,096,270   8,399,488    8,399,488
Hoover, AL
                                           20,146,270  18,434,869   18,434,869


FHA
Vista
Montana Apts.  7.375% 12/1/33    86,000    13,814,400  13,565,709   13,565,709
Val Vista Lakes Az(h)

FNMA
Royal Palm Place
         (g)   6.5%    4/1/06      (i)      6,021,258   5,769,257    5,769,257
Kendall, FL               (i)

                                          $39,981,928 $37,769,835  $37,769,835





(a) The Participating Insured Mortgages ("PIMs") consist of either a mortgage- backed security ("MBS") issued and guaranteed by the Federal National Mortgage Association ("FNMA"), a securitized mortgage loan insured by the Department of Housing and Urban Development ("HUD") and issued and guaranteed as to the timely payment of principal and interest by the Government National Mortgage Association ("GNMA") or a first mortgage issued by the Federal Housing Authority ("FHA") and insured by HUD, and a subordinated promissory note and mortgage or shared income and appreciation agreement with the underlying borrower that conveys participation interests in the revenue stream and appreciation of the underlying property above certain base levels.

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

(f)The normal monthly  payment consisting  of principal and interest for FNMA
MBS is  payable at  level  amounts based  on a  35-year amortization.    All
unpaid principal and accrued interest is due at maturity.
(g)The total PIM on the underlying property is $22,000,000 of which 72.63% or $15,978,742 is held by Krupp Insured Plus-III Limited Partnership. The Partnership's share of the principal balance due at maturity for the Royal Palm PIM is approximately $5,564,000.

(h) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower for a permanent interest rate reduction from 8.75% per
annum to 7.375% per  annum retroactive to January 1, 1992.   In exchange for
the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness at sale ($13,565,709 at December 31, 1997). In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding
indebtedness  at refinance.   In addition, Shared  Income Interest increased
from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.

(i)During December 1995, the Partnership agreed to a modification of the Royal
Palm PIM.   The Partnership  received a reissued  Federal National  Mortgage
Association ("FNMA")  mortgage-backed  security ("MBS")  and  increased  its
participation percentage in income  and appreciation from  25% to 30%.   The
Partnership will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. Also, the Partnership has received its pro-rata share of a $90,644 principal payment made in December 1995 and its pro-rata share of a $250,000 principal payment made in January 1997. The Partnership will also receive its pro-rata share of annual principal payments totaling $250,000 due each year in January for the next three years.

(j)The aggregate cost of PIMs for federal income tax purposes is $37,769,835.

 A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 1997 is as follows:



                                          1997           1996           1995

 Balance at beginning of period   $42,745,790     $ 59,289,135   $ 59,837,946
 Deductions during period:

Prepayment and principal
 collections                       (4,975,955)     (16,543,345)      (548,811)

Balance at end of period          $37,769,835     $ 42,745,790   $ 59,289,135