Form 10-Q
period 1998-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1998-05-04
CIK 786622

UNITED STATES
                                  SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C. 20549


                                              FORM 10-Q

 (Mark One)

  QUARTERLY  REPORT PURSUANT TO  SECTION 13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the quarterly period ended         March 31, 1998

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

                                KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            BALANCE SHEETS


                                                ASSETS
                                                       March 31,            December 31,
                                                         1998                   1997

            Participating Insured Mortgages ("PIMs")        $29,241,955   $ 37,769,835
              (Note 2)
            Mortgage-Backed Securities ("MBS") (Note 3)      25,504,177     25,897,592

              Total mortgage investments                     54,746,132     63,667,427


            Cash and cash equivalents                        11,749,714      3,100,615

            Interest receivable and other assets                375,995        534,178

            Prepaid acquisition fees and expenses, net of
             accumulated amortization of $539,069 and
             $522,080 respectively                              305,183        322,172

            Prepaid participation servicing fees, net of
             accumulated amortization of $168,285 and
             $160,008,respectively                              162,767        171,044

              Total assets                                  $67,339,791    $67,795,436

                                      LIABILITIES AND PARTNERS' EQUITY

            Liabilities                                     $    21,411    $    21,117

            Partners' equity (deficit):

              Limited Partners                               66,359,791     66,774,981

               (7,500,099 Limited Partner interests
                 outstanding)
              General Partners                                 (238,853)      (224,493)

              Unrealized gain on MBS                          1,197,442      1,223,831

              Total Partners' equity                         67,318,380     67,774,319

              Total liabilities and Partners' equity        $67,339,791    $67,795,436


                                   The accompanying notes are an integral
                                      part of the financial statements.


                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            STATEMENTS OF INCOME



                                                                For the Three Months
                                                                  Ended March 31,

                                                                1998           1997

            Revenues:
              Interest income - PIMs                         $  649,078  $  798,959
              Interest income - MBS                             505,848     550,841
              Other interest income                              65,333      25,016

                    Total revenues                            1,220,259   1,374,816

            Expenses:
              Asset management fee to an affiliate              109,342     126,471
              Expense reimbursements to affiliates               20,132      16,337
              Amortization of prepaid fees and expenses          25,266     188,184
              General and administrative                         24,458      47,395
                    Total expenses                              179,198     378,387

            Net income                                       $1,041,061  $  996,429

            Allocation of net income (Note 4):

              Limited Partners                               $1,009,829  $  966,536

              Average net income per Limited Partner
              interest (7,500,099 Limited Partners
               interests outstanding)                       $      .13   $      .13

              General Partners                              $   31,232   $   29,893


                                   The accompanying notes are an integral
                                      part of the financial statements.






                                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                          STATEMENTS OF CASH FLOWS



                                                                   For the Three Months
                                                                     Ended March 31,

                                                                     1998     1997

      Operating activities:
         Net income                                             $ 1,041,061  $  996,429
        Adjustments to reconcile net income to net cash
         provided by operating activities:
           Amortization of prepaid fees and expenses                 25,266     188,184
           Premium amortization MBS                                   1,471       2,768
           Changes in assets and liabilities:
             Decrease in interest receivable and other assets       158,183      41,654
             Increase (decrease) in liabilities                         294     (15,186)

                 Net cash provided by operating activities        1,226,275   1,213,849

      Investing activities:
         Principal collections on MBS                               365,555     444,987
         Principal collections on PIMs                            8,527,880     153,834

                 Net cash provided by investing activities        8,893,435     598,821

      Financing activity:
         Quarterly distributions                                 (1,470,611) (1,490,301)

      Net increase in cash and cash equivalents                   8,649,099     322,369

      Cash and cash equivalents, beginning of period              3,100,615   1,757,197

      Cash and cash equivalents, end of period                  $11,749,714  $2,079,566


                          The accompanying notes are an integral
                             part of the financial statements.









KRUPP INSURED PLUS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS


1.  Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31,1997 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1998 and its results of operations and cash flows for the three months ended March 31, 1998 and 1997.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

PIMs

The borrower on the Greentree PIM defaulted on the first mortgage obligation. The Partnership had continued to receive its full principal and interest payments due on the PIM because GNMA had guaranteed those payments to the Partnership. In March 1998, the GNMA mortgagee exercised the right to prepay the GNMA because of the continuing default of the first mortgage loan, and the Partnership received proceeds from the prepayment in the amount of $8,362,336. In April 1998, the Partnership will make a special distribution to the investors of $1.12 per Limited Partner interest. There was no participation income related to the Greentree Apartment PIM prepayment due to the default.

At March 31, 1998, the Partnership's PIMs have a fair value of $29,248,707 and gross unrealized gains and losses of $28,130 and $21,378, respectively.
The PIMs have maturities ranging from 2006 to 2033.

3.  MBS

At March 31,1998, the Partnership's MBS portfolio has an amortized cost of $24,306,735 and gross unrealized gains of $1,197,442 with maturities from 2004 to 2033.

 KRUPP INSURED PLUS LIMITED PARTNERSHIP

 NOTES TO FINANCIAL STATEMENTS, continued

 4.  Changes in Partners' Equity

A summary of changes in Partners' Equity for the three months ended March 31, 1998 is as follows:

                                                                  Total
                              Limited      General   Unrealized   Partners'
                             Partners      Partners     Gain      Equity
Balance at December 31, 1997 $ 66,774,981  $(224,493) $1,223,831  $67,774,319

Net income                      1,009,829      31,232       -       1,041,061

Quarterly distributions        (1,425,019)    (45,592)      -      (1,470,611)

Decrease in unrealized gain
on MBS                               -           -       (26,389)     (26,389)

Balance at March 31, 1998     $ 66,359,791  $(238,853)$1,197,442  $67,318,380

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Managements Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Managements expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

Liquidity and Capital Resources

The most significant demands on the Partnership's liquidity are regular quarterly distributions paid to investors of approximately $1.5 million. Funds used for investor distributions come from (i) interest received on the PIMs, MBS, cash and cash equivalents, (ii) the principal collections
received on the PIMs and  MBS and(iii) cash reserves.   The Partnership
funds a portion of the distribution from principal collections and as a result the capital resources of the Partnership will continually decrease. As a result of this decrease, the total cash inflows to the Partnership will also decrease which will result in periodic adjustments to the quarterly distributions paid to investors.

The General Partners periodically review the distribution rate to determine whether an adjustment to the distribution rate is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution.

To the extent quarterly distributions differ from cash available for distribution,the General Partners may adjust the distribution rate or distribute funds through a special distribution.

The borrower on the Greentree PIM defaulted on the first mortgage obligation during the third quarter of 1997 when he did not make the July 1997 payment until August. During the remainder of 1997, payments continued to be late or funded with withdrawals from reserves held for replacements. As of the end of the first quarter 1998, the GNMA mortgagee had received no payments for January, February or March. However, the Partnership had continued to receive its full principal and interest payments due on the PIM because GNMA had guaranteed those payments to the Partnership. In March, the GNMA mortgagee exercised its right to prepay the GNMA because of the continuing default of the first mortgage loan, and the Partnership received prepayment proceeds of $8,362,336 when the PIM was paid off. The Partnership did not receive any participation interest as a result of the PIM prepayment. In April 1998, the Partnership will make a special distribution to the investors of $1.12 per Limited Partner interest.

Based on current projections,the General Partners believe,the Partnership can maintain the current distribution rate through 1998. However, in the event of PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution, which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

As an ongoing result of the Partnerships agreement to a modification of the Royal Palm PIM in December of 1995, the Partnership will receive interest only payments on the FNMA MBS at an interest rate of 6.5% in 1998, thereafter interest rates will range from 7.0% to 8.775% per annum through maturity. Also, the Partnership received its pro-rata share of the principal payment totaling $250,000 due in January.

The Partnership has the option to call certain PIMs by accelerating their maturity if the loans are not prepaid by the tenth year after permanent funding.
The Partnership  will determine the merits  of exercising the call  option
for each PIM as economic conditions warrant.   Such factors as  the
condition of the asset, local market conditions, interest rates and available f inancing will have an impact on this decision.

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Partnership includes  in cash and  cash equivalents  approximately
$2 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The following discussion relates to the operations of the Partnership during the three months ended March 31, 1998 and 1997.

Net income increased approximately $45,000 for the three months ended March 31, 1998 as compared to the same period in 1997, due primarily to a reduction in amortization and general and administrative expenses and an increase in other interest income which offset a decline in interest income on PIMS.

Amortization expense decreased as all the prepaid fees and expenses associated with all the remaining PIMs, except Vista Montana were fully amortized. General and administrative expenses decreased due to was primarily due to lower transfer agent costs of approximately $23,000 for the three months
ended March 31, 1998 as compared  to the  same period  in 1997.   Other
interest income increased due to higher average short-term investment balances during the first quarter of 1998 when compared to the same period in 1997.PIM interest income was lower due primarily to the prepayment of the Pine Hills Apartments PIM in November of 1997 and the Greentree PIM prepayment in March 1998.

Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership.
As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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

            Item 3. Defaults upon Senior Securities
                    Response:  None

            Item 4. Submission of Matters to a Vote of Security Holders
                    Response:  None

            Item 5. Other Information
                    Response:  None

            Item 6. Exhibits and Reports on Form 8-K
                    Response:  None

                       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                Krupp Insured Plus Limited Partnership
                                            (Registrant)



                                      BY:  /s/Robert A. Barrows
                                           Robert A. Barrows
                                           Vice-President and  Chief
                                           Mortgage Accounting Officer  of
                                           The   Krupp    Corporation,   a
                                           General    Partner    of    the
                                           Registrant.




            DATE:  April 23, 1998