Form 10-Q
period 1998-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1998-08-12
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

  x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934

For the quarterly period ended               June 30, 1998
                               ---------------------------

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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS


                                     ASSETS
                                                                         June 30,               December 31,
                                                                           1998                    1997

Participating Insured Mortgages ("PIMs")                                $29,187,070            $ 37,769,835
   (Note 2)
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Note 3)                                               25,249,424              25,897,592
                                                                       ------------            ------------

   Total mortgage investments                                            54,436,494              63,667,427

Cash and cash equivalents                                                 3,415,503               3,100,615
Interest receivable and other assets                                        704,749                 534,178
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $556,057 and
 $522,080, respectively                                                     288,195                 322,172
Prepaid participation servicing fees, net of
 accumulated amortization of $176,561 and
 $160,008, respectively                                                     154,491                 171,044
                                                                        -----------            ------------

   Total assets                                                        $ 58,999,432            $ 67,795,436
                                                                       ============            ============

                                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $     10,129            $     21,117
                                                                       ------------            ------------

Partners' equity (deficit):

  Limited Partners                                                       57,846,713              66,774,981
   (7,500,099 Limited Partner interests
        outstanding)
  General Partners                                                         (230,308)               (224,493)

  Unrealized gain on MBS                                                  1,372,898               1,223,831
                                                                       ------------            ------------

   Total Partners' equity                                                58,989,303              67,774,319
                                                                       ------------            ------------

   Total liabilities and Partners' equity                              $ 58,999,432            $ 67,795,436
                                                                       ============            ============


                          Theaccompanying notes are an
                         integral part of the financial
                                   statements.

                                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                                    STATEMENTS OF INCOME




                                                             For the Three Months         For the Six Months
                                                                Ended June 30,                 Ended June 30,

                                                              1998        1997             1998              1997
                                                              ----        ----             ----              ----
Revenues:
   Interest income - PIMs
     Base interest                                      $   620,540      $   805,709       $1,269,618    $1,604,668
     Participation interest                                 250,000             -             250,000          -
   Interest income - MBS                                    536,255          549,766        1,042,103     1,100,607
   Other interest income                                     97,564           29,910          162,897        54,926
                                                         ----------    -------------       ----------     ---------

         Total revenues                                   1,504,359        1,385,385        2,724,618     2,760,201
                                                        -----------    -------------       ----------    ----------

Expenses:
   Asset management fee to an affiliate                      99,404          126,990          208,746       253,461
   Expense reimbursements to affiliates                     (15,873)          20,130            4,259        36,467
   Amortization of prepaid expenses and
    fees                                                     25,264          154,600           50,530       342,784
   General and administrative                                42,934           38,485           67,392        85,880
                                                         ----------      -----------       ----------    ----------

         Total expenses                                     151,729          340,205          330,927       718,592
                                                         ----------      -----------       ----------    ----------

 Net income                                              $1,352,630       $1,045,180       $2,393,691    $2,041,609

   Net change in unrealized gain
on MBS                                                      175,456          806,168          149,067        31,575
                                                        -----------      -----------      -----------     ---------

Total comprehensive income                               $1,528,086       $1,851,348       $2,542,758    $2,073,184
                                                         ==========       ==========       ==========    ==========


Allocation of net income (Note 4):

   Limited Partners                                      $1,312,051       $1,013,824       $2,321,880    $1,980,360
                                                         ==========       ==========       ==========    ==========

   Average net income per Limited
      Partner interest
    (7,500,099 Limited Partner
         interests outstanding)                         $      .17        $      .13       $      .31    $      .26
                                                        ==========        ==========       ==========    ==========

         General Partners                               $   40,579        $   31,356       $   71,811    $   61,249
                                                        ==========        ==========       ==========    ==========



                     The accompanying notes are an integral
                        part of the financial statements.

                                                 KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                                        STATEMENTS OF CASH FLOWS


                                                                                      For the Six Months
                                                                                        Ended June 30,

                                                                                       1998                 1997
Operating activities:
   Net income                                                                       $2,393,691         $ 2,041,609
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid expenses and fees                                         50,530             342,784
      Prepayment penalty                                                              (250,000)               -
         Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                            (170,571)             43,340
         Decrease in liabilities                                                       (10,988)             (8,025)
                                                                                   -----------         -----------

               Net cash provided by operating activities                             2,012,662           2,419,708
                                                                                   -----------         -----------

Investing activities:
           Principal collections on PIMs including
            prepayment penalty   of $250,000 in 1998                                 8,832,765             240,959
   Principal collections on MBS                                                        797,235             825,295
                                                                                   -----------         -----------

               Net cash provided by investing activities                             9,630,000           1,066,254
                                                                                   -----------         -----------

Financing activity:
    Special distributions                                                           (8,400,111)               -
   Quarterly distributions                                                          (2,927,663)         (2,950,942)
                                                                                   -----------         -----------

               Net cash used for financing activities                              (11,327,774)         (2,950,942)

Net increase in cash and cash equivalents                                              314,888             535,020

Cash and cash equivalents, beginning of period                                       3,100,615           1,757,197
                                                                                   -----------         -----------

Cash and cash equivalents, end of period                                           $ 3,415,503          $2,292,217
                                                                                   ===========         ===========



                     The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1997 for additional information relevant to significant accounting policies followed by the Partnership.

 In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1998, its results of operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

 The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

At June 30, 1998, the Partnership's PIMs have a fair value of $29,193,721 and gross unrealized gains and losses of $28,029 and $21,378, respectively. The PIMs have maturities ranging from 2006 to 2033. At June 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent with respect to principal or interest payments.

The borrower on the Greentree PIM defaulted on the first mortgage obligation. The Partnership had continued to receive its full principal and interest payments due on the PIM because GNMA had guaranteed those payments to the Partnership. In March 1998, the GNMA mortgagee exercised the right to prepay the GNMA because of the continuing default of the first mortgage loan, and the Partnership received proceeds from the prepayment in the amount of $8,362,336. On April 16, 1998, the Partnership made a special distribution to the investors of $1.12 per Limited Partner interest. Subsequent to the payoff of GNMA, the General Partners negotiated a $250,000 settlement with borrower to release the Subordinated Promissory Note, which was received in July 1998.

3.    MBS

 At June 30, 1998, the Partnership's MBS portfolio has an amortized cost of $23,876,526 and gross unrealized gains of $1,372,898 with maturities from 2004 to 2033.

In June 1997,  Statement of Financial  Accounting  Standards No. 130, 'Reporting
Comprehensive Income' (FASB 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FASB 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

                                    Continued


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued



4.    Changes in Partners' Equity

 A summary of changes in Partners' Equity for the six months ended June 30, 1998 is as follows:
                                                                                                     Total
                                              Limited            General          Unrealized        Partners'
                                             Partners            Partners            Gain            Equity

Balance at December 31, 1997               $ 66,774,981       $(224,493)        $1,223,831        $ 67,774,319

Net income                                    2,321,880          71,811               -              2,393,691

Special Distributions                        (8,400,111)           -                  -             (8,400,111)

Quarterly distributions                      (2,850,037)        (77,626)              -             (2,927,663)

Increase in unrealized gain
 on MBS                                            -               -               149,067             149,067
                                           ------------       ---------         ----------         -----------

Balance at June 30, 1998                   $ 57,846,713       $(230,308)        $1,372,898         $58,989,303
                                           ============       =========         ==========         ===========




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management's expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

The borrower on the Greentree PIM defaulted on the first mortgage obligation. The Partnership continued to receive its full principal and interest payments due on the PIM because GNMA had guaranteed those payments to the Partnership. In March 1998, the GNMA mortgagee exercised the right to prepay the GNMA because of the continuing default of the first mortgage loan, and the Partnership received proceeds from the prepayment in the amount of $8,362,336. In April 1998, the Partnership made a special distribution to the investors of $1.12 per Limited Partner interest. Subsequent to the payoff of GNMA, the General Partners negotiated a $250,000 settlement with borrower to release the Subordinated Promissory Note, which was received in July 1998.

As an ongoing result of the Partnership's agreement to a modification of the Royal Palm PIM in December of 1995, the Partnership will receive interest only payments on the Fannie Mae MBS at an interest rate of 7.0% in 1998. Thereafter interest rates will range from 7.0% to 8.775% per annum through maturity. Also, the Partnership received its pro-rata share of the principal payment totaling $250,000 paid in January.

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

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.



Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Operations

The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1998 and 1997.

Net income increased  approximately  $307,000 and $352,000 for the three and six months ended June 30, 1998 as compared to the same periods in 1997, respectively. This increase was primarily due to higher participation interest and other interest income and lower expenses in general, which was offset by lower interest income on PIMs and MBS. The increase in participation income is related to the Greentree PIM prepayment. The increase in other interest income was due to the Partnership having higher short-term investment balances as well as higher yields on those balances during the three and six months ended June 30, 1998 as compared to the same periods of 1997. Amortization expense decreased as all the prepaid expenses and fees associated with all the remaining PIMs, except Vista Montana were fully amortized. During the three and six months ended June 30 1998, the Partnership received a rebate for expense reimbursements related to 1997. PIM interest income decreased as did asset management fees paid to an affiliate due primarily to the prepayments of the Pine Hills PIM in November of 1997 and the Greentree PIM in March 1998.

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


                               Krupp Insured Plus Limited Partnership
                                              (Registrant)



                               BY:    /s/Robert A. Barrows
                                      Robert A. Barrows
                                      Vice President and Chief Mortgage
                                      Accounting  Officerof The Krupp
                                      Corporation, a General Partner of the
                                      Registrant.




DATE: August 5, 1998