Form 10-Q
period 1998-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1998-11-12
CIK 786622

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998

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

                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       BALANCE SHEETS


                                ASSETS
                                                         September 30,          December 31,
                                                             1998                   1997
Participating Insured Mortgages ("PIMs")(Note 2)       $ 29,131,126          $ 37,769,835
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Note 3)                               24,945,088            25,897,592

   Total mortgage investments                            54,076,214            63,667,427

Cash and cash equivalents                                 3,620,812             3,100,615
Interest receivable and other assets                        364,990               534,178
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $573,045 and
 $522,080, respectively                                     271,207               322,172
Prepaid participation servicing fees, net of
 accumulated amortization of $184,838 and
 $160,008, respectively                                     146,214               171,044

   Total assets                                        $ 58,479,437          $ 67,795,436

                                 LIABILITIES AND PARTNERS' EQUITY

Liabilities                                            $     15,211          $     21,117

Partners' equity (deficit)(Note 4)

  Limited Partners                                       57,245,815            66,774,981
   (7,500,099 Limited Partner interests
        outstanding)
  General Partners                                         (238,612)             (224,493)

  Unrealized gain on MBS                                  1,457,023             1,223,831

   Total Partners' equity                                58,464,226            67,774,319

   Total liabilities and Partners' equity              $ 58,479,437          $ 67,795,436









                      The accompanying notes are an integral
                         part of the financial statements.




                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                  STATEMENTS OF INCOME




                                                             For the Three Months          For the Nine Months
                                                             Ended September 30,           Ended September 30,

                                                              1998        1997             1998               1997
Revenues:
   Interest income - PIMs
      Base interest                            $    453,296            $  799,175          $1,722,914         $2,403,843
      Participation interest                         -                     -                  250,000             -
   Interest income - MBS                            507,670               543,961           1,549,773          1,644,568
   Other interest income                             48,284                31,611             211,181             86,537

         Total revenues                           1,009,250             1,374,747           3,733,868          4,134,948

Expenses:
   Asset management fee
      to an affiliate                                99,698               127,733             308,444            381,194
   Expense reimbursements
      to affiliates                                  11,577                20,130              15,836             56,597
   Amortization of prepaid
      fees and expenses                              25,265               154,600              75,795            497,384
   General and administrative                        23,100                26,861              90,492            112,741

         Total expenses                             159,640               329,324             490,567          1,047,916

Net income                                          849,610             1,045,423           3,243,301          3,087,032

   Net change in unrealized gain
on MBS                                               84,125                58,586             233,192             90,161

Total comprehensive income                       $  933,735            $1,104,009          $3,476,493         $3,177,193


Allocation of net income (Note 4):

   Limited Partners                              $  824,122            $1,014,061          $3,146,002         $2,994,421

   Average net income per Limited
      Partner interest
      (7,500,099 Limited Partner
       interests outstanding)                    $      .11            $      .14           $      .42        $       .40


   General Partners                              $   25,488            $   31,362          $   97,299        $    92,611










                            The accompanying notes are an integral
                               part of the financial statements.

                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS



                                                              For the Nine Months
                                                              Ended September 30,

                                                            1998             1997
Operating activities:
   Net income                                          $ 3,243,301       $3,087,032
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid expenses and fees             75,795          497,384
      Prepayment premium                                  (250,000)            -
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                 169,188           50,471
         Decrease in liabilities                            (5,906)          (3,178)

         Net cash provided by operating activities       3,232,378        3,631,709

Investing activities:
           Principal collections on PIMs including
      prepayment premium of $250,000 in 1998             8,888,709          329,834
   Principal collections on MBS                          1,185,696        1,072,919

         Net cash provided by investing activities      10,074,405        1,402,753

Financing activities:
   Quarterly distributions                              (4,386,475)      (4,411,871)
   Special distributions                                (8,400,111)            -

               Net cash used for financing activities  (12,786,586)      (4,411,871)

Net increase in cash and cash equivalents                  520,197          622,591

Cash and cash equivalents, beginning of period           3,100,615        1,757,197

Cash and cash equivalents, end of period                $3,620,812       $2,379,788













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

 In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1998, its results of operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

 The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.  PIMs

At September 30, 1998, the Partnership's PIMs have a fair value of $29,137,674 and gross unrealized gains and losses of $27,926 and $21,378, respectively. The PIMs have maturities ranging from 2006 to 2033. At September 30, 1998 there are no insured mortgage loans within the Partnership's portfolio that are delinquent with respect to principal or interest payments.

The borrower on the Greentree PIM defaulted on the first mortgage obligation. During the default the Partnership had continued to receive its full principal and interest payments due on the PIM because GNMA had guaranteed those payments to the Partnership. In March 1998, the GNMA mortgagee exercised their right to prepay the GNMA MBS because of the continuing default of the underlying first mortgage loan, and the Partnership received proceeds from the prepayment of the GNMA MBS in the amount of $8,362,336. On April 16, 1998, the Partnership made a special distribution to the investors from the capital proceeds of $1.12 per Limited Partner interest. Subsequent to the payoff of the GNMA MBS, the General Partners negotiated a settlement with the borrower to release the Subordinated Promissory Note, and $250,000 was received in July 1998.

3.  MBS

At September 30, 1998, the Partnership's MBS portfolio has an amortized cost of $23,488,065 and gross unrealized gains of $1,457,023 with maturities from 2004 to 2033.

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


                                 Continued



                 KRUPP INSURED PLUS LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS



4.   Changes in Partners' Equity

     A summary of changes in Partners' Equity for the nine months ended September 30, 1998 is as follows:

                                       Limited            General          Unrealized       Total Partners'
                                      Partners            Partners            Gain               Equity

Balance at December 31, 1997        $ 66,774,981        $(224,493)       $1,223,831        $ 67,774,319

Net income                             3,146,002           97,299              -              3,243,301

Quarterly distributions               (4,275,057)        (111,418)             -             (4,386,475)

Special distributions                 (8,400,111)            -                 -             (8,400,111)

Increase in unrealized gain
 on MBS                                     -                -              233,192             233,192

Balance at
 September 30, 1998                 $ 57,245,815        $(238,612)       $1,457,023        $ 58,464,226

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

The General Partners of the Partnership have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the further necessary steps to understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. No estimate can be made at this time as to the impact of the readiness of such third parties.

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

As a result of the Greentree PIM prepayment the Partnership made a special distribution of $1.12 per unit from the payoff proceeds. Consequently, the Partnership's capital resources and its future cash flows will be lower. However, at this time the General Partners has determined that the Partnership can maintain its current dividend rate of $.76 per unit per year. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions of cash available for distribution. To the extent quarterly distributions differ from cash available for distribution, the General Partners may adjust the distribution rate or distribute funds through a special distribution.

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

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly-owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represent interests in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

Operations

The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1998 and 1997.

Net income decreased for the three month period ended September 30, 1998 as compared to the same period in 1997. This decrease was due to lower interest income on PIMs and MBS, which was offset, by higher interest income on cash and cash equivalents and lower expenses. PIM interest income decreased as did asset management fees paid to an affiliate due primarily to the prepayments of the Pine Hills PIM in November of 1997 and the Greentree PIM in March 1998. The increase in interest income on cash and cash equivalents was due to the Partnership having higher short-term investment balances during the three months ended September 30, 1998 as compared to the same period in 1997. Amortization expense decreased as all the prepaid expenses and fees associated with all the remaining PIMs, except Vista Montana were fully amortized.

Net income increased for the nine month period ended September 30, 1998 as compared to the same period in 1997. This increase was due to higher participation interest and interest income on cash and cash equivalents and lower expenses, which was offset by lower interest income on PIMs and MBS. The increase in participation income is related to the Greentree PIM prepayment. The increase in interest income on cash and cash equivalents was due to the Partnership having higher short-term investment balances during the nine months ended September 30, 1998 as compared to the same period in 1997. Amortization expense decreased as all the prepaid expenses and fees associated with all the remaining PIMs, except Vista Montana have been fully amortized. Expense reimbursements to affiliates decreased during the nine months ended September 30, 1998 due to the Partnership having received a rebate for expense reimbursementsrelated to 1997. PIM interest income decreased as did asset management fees paid to an affiliate due primarily to the prepayments of the Pine Hills PIM in November of 1997 and the Greentree PIM in March 1998.

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



                                       Krupp Insured Plus Limited Partnership
                                                      (Registrant)



                                       BY:    /s/Robert A. Barrows
                                       Robert A. Barrows
                                       Treasurer and Chief Accounting  Mortgage
                                       Officer  of  The  Krupp Corporation,
                                       a General Partner of the Registrant.




DATE: October 28, 1998