Form 10-K
period 1998-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1999-03-26
CIK 786622

-12-

                                                      UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                        FORM 10-K
(Mark One)


 x      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended       December 31, 1998

                                              OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from                  to

                  Commission file number            0-15815

                        Krupp Insured Plus Limited Partnership
 (Exact name of registrant as specified in its charter)

   Massachusetts                                                  04-2915281
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

One Beacon Street, Boston, Massachusetts                                 02108
(Address of principal executive offices)                              (Zip Code)

(Registrant's telephone number, including area code)             (617) 523-0066

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Units of Depositary
                                                        Receipts representing
                                                        Units of Limited Partner
                                                        Interests

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

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

   The Partnership's investments in PIMs consist of a securitized multi-family first mortgage loan or a sole participation interest in a Department of Housing and Urban Development ("HUD") multi-family insured first mortgage loan, and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property's value above certain specified base levels. The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring either a securitized first mortgage loan ("MBS"), originated under the lending programs of the Fannie Mae or Government National Mortgage Association ("GNMA"), or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program (collectively the "insured mortgages"). The Partnership receives the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage. The borrower conveyed the participation interests to the
Partnership through either a subordinated promissory note and mortgage or a shared income and appreciation agreement. Fannie Mae guarantees the principal and interest payments for the Famnie Mae MBS and GNMA guarantees the timely payment of principal and interest for the GNMA MBS. HUD insures the first mortgage loan underlying the GNMA MBS and any first mortgage loan originated under the FHA lending program. The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

   The Partnership also acquired MBS backed by single-family or multi-family mortgage loans issued or originated by GNMA, FHA, Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and interest of these Fannie Mae and FHLMC MBS, respectively. GNMA and HUD guarantee the timely payment of principal and interest of GNMA MBS or the HUD first mortgage loan, and HUD insures the pooled first mortgage loans underlying the GNMA MBS.

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

   As of December 31, 1998, there were no personnel directly employed by the Partnership.


ITEM 2.  PROPERTIES

   None.


ITEM 3.  LEGAL PROCEEDINGS

   There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                                       PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   There currently is no established trading market for the Units.

   The number of investors holding Units as of December 31, 1998 was approximately 6,820. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

   During 1998 and 1997, the Partnership made special distributions consisting primarily of principal proceeds from the Greentree PIM and Pine Hills PIM prepayments, respectively. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

   The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 1998 and 1997:

                                                       1998                               1997
                                                 Amount          Per Unit            Amount           Per Unit
   Distributions:
        Limited Partners                         $5,700,075       $.76                 $ 5,700,093       $ .76
        General Partners                            137,665         -                      172,798          -

                                                  5,837,740                              5,872,891

   Special Distributions:
        Limited Partners                          8,400,111       $1.12                  4,575,060       $ .61

          Total Distributions                   $14,237,851                            $10,447,951



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

                                  1998        1997                 1996                 1995               1994

Total revenues             $ 4,823,813         $ 6,078,663         $ 7,216,716        $ 7,097,154          $ 7,688,593

Net income                   4,171,014           4,743,768           5,329,348          5,247,543            5,682,819

Net income allocated to:

 Limited Partners            4,045,884           4,601,455           5,169,468          5,090,117            5,512,334

    Average Per Unit               .54                 .61                 .69                .68                  .73

 General Partners              125,130             142,313             159,880            157,426              170,485
Total assets at
December 31                 57,367,612          67,795,436          73,273,523         93,784,033           96,561,305

Distributions to:
  Limited Partners           5,700,075           5,700,093           9,000,119          9,000,119            9,554,686
   Average per Unit                .76                 .76                1.20               1.20                 1.28
    Special                  8,400,111           4,575,060          16,500,218               -            7,950,105
     Average per Unit             1.12                 .61                2.20               -                1.06

  General Partners             137,665             172,798             181,178            187,157              192,551



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

In this regard, the General Partners of the Partnership, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners of the Partnership incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The Trust is in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained all written assurances that these providers would be Year 2000, ready.

The Partnership currently does not have a contingency plan in the event of a particular provider or system not being Year 2000 ready. Such plan will be developed if it becomes clear that a provider is not going to achieve its scheduled readiness objectives by June 30, 1999. The inability of one of these providers to complete its Year 2000 resolution process could impact the Partnership. In addition, the Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. To date, the Partnership has not incurred any cost associated with being Year 2000 ready. All costs have been incurred by the General Partners and it is estimated that any future Year 2000 readiness costs will be borne by the General Partners.

Liquidity and Capital Resources

At December 31, 1998 the Partnership has liquidity sources consisting of cash and cash equivalents of approximately $3.7 million as well as the cash flow provided by its investments in the PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is distributions paid to investors, approximately $1.5 million each quarter. The Partnership currently has a distribution rate of $.76 per unit, paid in quarterly installments of $.19 per unit. Funds for the investor distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents, and cash reserves. The portion of distributions attributable to the principal collected in those payments reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate for the foreseeable future. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

The borrower on the Greentree PIM defaulted on its first mortgage obligation during the second half of 1997. During the default, the Partnership continued to receive the full principal and basic interest payments due on the PIM because GNMA guaranteed those payments. In March 1998, the GNMA mortgagee exercised its right to prepay the GNMA security because of the continuing default of the first mortgage, and the Partnership received the proceeds of the prepayment in the amount of $8,382,336. In April 1998, the Partnership made a special distribution to the investors from those capital proceeds of $1.12 per unit. Subsequent to the payoff of the GNMA, MBS, the General Partners negotiated a settlement with the borrower to release the Subordinated Promissory Note, and $250,000 was received in July 1998.

The General Partners do not expect any of the other PIMs still held in the Partnership's portfolio to pay off during 1999. Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 7.0% per annum during 1999. Thereafter, the interest rate will range from 7.5% to 8.775% per annum through the maturity of the first mortgage loan in 2006. The Partnership also received its scheduled $250,000 principal payment in January 1999.

The Partnership has the option to call certain PIMs by accelerating the maturity date of the loans if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on these decisions.

Assessment of Credit Risk

    The Partnership's investments in mortgages are guaranteed or insured by Fannie Mae, GNMA, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

Operations

    The following discussion relates to the operation of the Partnership during the years ended December 31, 1998, 1997 and 1996.

                                                                  (Amounts in thousands)
                                                          1998                1997               1996

   Interest income on PIMs:
   Basic interest                                         $ 2,257              $ 3,137              $ 4,644
   Participation income                                       250                  543                  114
   Interest income on MBS                                   2,048                2,181                2,315
   Other interest income                                      268                  218                  143
   Partnership expenses                                      (551)                (722)                (791)
   Amortization of prepaid fees
    and expenses                                             (101)                (613)              (1,096)

      Net income                                          $ 4,171              $ 4,744              $ 5,329

   Net income decreased in 1998 as compared to 1997 and 1997 as compared to 1996 due primarily to a decrease in interest income on PIMs and MBS which were somewhat offset by a decrease in Partnership and amortization expenses.

   Basic interest on PIMs decreased in 1998 as compared to 1997 and 1997 as compared to 1996, as a result of repayments of the Greentree PIM in March 1998, the Pine Hills PIM in November of 1997 and the Manadalay Apartments PIM in November 1996. Interest income on MBS declined approximately $133,000 and $134,000 when comparing 1998 to 1997 and 1997 to 1996, respectively, due to principal collections reducing the outstanding MBS portfolio. Interest income on MBS and basic interest on PIMs will continue to decline as principal collections reduce the outstanding balance of these investments. As the Partnership distributes principal collections on PIMs and MBS through quarterly or special distributions, the invested assets of the Partnership will decline which will result in a continuing decline in basic interest income and interest income on MBS.

   Amortization expense decreased as all the prepaid expenses and fees associated with all the remaining PIMs, except Vista Montana have been fully amortized. The Partnership fully amortized the prepaid expenses relating to the Greentree PIM in 1998, the Pine Hills PIM in 1997 and Mandalay Apartments PIM in 1996. Partnership expenses decreased approximately $171,000 in 1998 as compared to 1997 and $69,000 in 1997 versus 1996. The decrease from 1997 to 1998 was primarily due to lower asset management fees of approximately of $95,000 because of a declining asset base and lower expense reimbursements of approximately of $49,000 because the Partnership received a rebate for expense reimbursements related to 1997. The decrease from 1996 to 1997 was primarily due to a result of lower asset management fees caused by a declining asset base.

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

                                                 Position with
             Name and Age                        The Krupp Corporation

             Douglas Krupp (52) Co-Chairman, President and Director
              George Krupp (54) Co-Chairman, President and Director
           Robert A. Barrows (41) Vice President and Chief Accounting Officer

         Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, mortgage banking and financial management. The Berkshire Group's interests include ownership of a mortgage company specializing in commercial mortgage financing with a portfolio of approximately $6.0 billion. In addition, The Berkshire Group has a significant ownership interest in Berkshire Realty Company, Inc. (NYSE-BRI), a real estate investment trust specializing in apartment investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as Chairman of the Board and Director of Berkshire Realty Company, Inc. (NYSE-BRI) and he is also a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990. Mr. Krupp also serves as Chairman of the Board and Trustee of Krupp Government Income Trust and Krupp Government Income Trust II.



         George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition, mortgage banking, investment sponsorship, venture capital investing and financial management. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

         Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting,treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston.He received a B.S. degree from Boston College and is a Certified
Public Accountant.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    As of December 31, 1998 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,500,099 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

                     La Costa Apartments

        (10.1) Prospectus for GNMA Pool No. 168416 (PL). [Exhibit 19.1 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

        (10.2) Shared Income and Appreciation Agreement, dated March 18, 1987 between International Plaza Associates, Ltd., A Florida limited partnership, and DRG Funding Corporation, a Delaware corporation. [Exhibit 19.2 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

        (10.3) Multifamily Mortgage, Assignment of Rents and Security Agreement, dated March 18, 1987 between International Plaza Associates, Ltd., a Florida limited partnership, and DRG Funding Corporation, a Delaware corporation. [Exhibit 19.3 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

         (10.4) Assignment of Mortgage, dated March 18, 1987, between DRG Funding Corporation, a Delaware corporation, (Mortgagee) and Krupp Insured Plus Limited Partnership, a Massachusetts limited partnership, (Assignee). [Exhibit 19.4 to Registrant's Report on Form 10-Q for the quarter ended March 31, 1987 (File No. 33-2520)].*

                     Vista Montana

        (10.5) Subordinated Promissory Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership and GMAC Mortgage Corporation of PA. [Exhibit 19.7 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

        (10.6) Subordinated Multi-family Deed of Trust, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership, and GMAC Mortgage Corporation of PA [Exhibit 19.8 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

        (10.7) Assignment of Subordinated Deed of Trust, dated March 31, 1988, between GMAC Mortgage Corporation of PA, and Krupp Insured Plus-II Limited Partnership, a Massachusetts Limited Partnership. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

        (10.8) Assignment of Closing Documents, dated July 12, 1988 by and between Krupp Insured Plus-II Limited Partnership ("KIP-II"), a Massachusetts limited partnership, and Krupp Insured Plus Limited Partnership ("KIP-I"), a Massachusetts limited partnership. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1988 (File No. 0-15815)].*

        (10.9) Deed of Trust, dated March 31, 1988 between VM Associates Limited Partnership, an Arizona limited partnership and
                     Transamerica Title Insurance Company, a California corporation. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

        (10.10) Deed of Trust Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

        (10.11) Assignment of Mortgage and Collateral Documents, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

        (10.12) Servicing Agreement, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.14 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

         (10.13) Modification to the First mortgage loan and subordinated Promissory Note, dated June 7, 1993, by and between Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership.[Exhibit 10.28 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994
                     (File No. 0-15815)].*

        (10.14) Assignment of interest from Krupp Insured Plus Limited Partnership II to Krupp Insured Plus Limited Partnership, dated February 6, 1995.[Exhibit 10.29 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

                     Royal Palm Place

        (10.15)      Supplement to Prospectus for FNMA Pool No. MB-109057.
                     Exhibit 10.30 to Registrant=s  Report on
                     Form 10-K for the year ended December 31, 1995
                     (File No. 0-15815)].*

        (10.16) Subordinated Multifamily Mortgage dated March 20, 1991 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

        (10.17) Amended and Restated Subordinated Promissory Note dated December 1, 1995 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Holder") [Exhibit 10.32 to Registrant=s Report on Form 10-K for the year ended December 31, 1995(File No.0-15815)].*

        (10.18) Modification Agreement dated March 20, 1991 by and between Royal Palm Place, Ltd., a Florida limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

        (10.19) Participation Agreement dated March 20, 1991 between Krupp Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1991 (File No. 0-15815)].*

        * Incorporated by reference.


(c)     Reports on Form 8-K

        During the last quarter of the year ended December 31, 1998 the Partnership did not file any reports on Form 8-K.

                                         SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of February, 1999.

                                  KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                              By:  The Krupp Corporation,
                                                       a General Partner


                                              By:  /s/ Douglas Krupp
                                                   Douglas Krupp, Co-Chairman
                                                 (Principal  Executive Officer)
                                                  and Director of  The
                                                  Krupp Corporation


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 5th day of February, 1999.

Signatures                                           Title(s)


/s/ Douglas Krupp                    Co-Chairman (Principal Executive Officer),
Douglas Krupp                        President  and  Director  of The  Krupp
                                     Corporation,  a General Partner of the
                                     Registrant.

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

/s/ Robert A. Barrows                Vice President and Chief Accounting Officer
Robert A. Barrows                    of The Krupp Corporation, a General Partner
                                     of the Registrant.

                                   APPENDIX A

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP











                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 1998

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Accountants                                       F-3

Balance Sheets at December 31, 1998 and 1997                            F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 1998, 1997 and 1996                                        F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 1998, 1997 and 1996                                  F-6

Statements of Cash Flows for the Years
Ended December 31, 1998, 1997 and 1996                                  F-7

Notes to Financial Statements                                    F-8 - F-15




All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Insured Plus Limited Partnership:

In our opinion, the accompanying Financial Statements listed in the index of Page F-2 of this 10K present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the "Partnership") at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion express above.




                                                  PricewaterhouseCoopers L.L.P.




Boston, Massachusetts
February __, 1999


                                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                                   BALANCE SHEETS

                                             December 31, 1998 and 1997


                                                       ASSETS

                                                                          1998                   1997

 Participating Insured Mortgages
 ("PIMs") (Notes B, C and H)                                           $ 29,074,105             $ 37,769,835
 Mortgage-Backed Securities and insured
  mortgage ("MBS") (Notes B, D and H)                                    23,880,438               25,897,592

     Total mortgage investments                                          52,954,543               63,667,427

 Cash and cash equivalents (Notes B and H)                                3,653,130                3,100,615
 Interest receivable and other assets                                       367,780                  534,178
 Prepaid acquisition fees and expenses, net of
  accumulated amortization of $590,032 and
  $522,080, respectively (Note B)                                           254,220                  322,172
 Prepaid participation servicing fees, net of
  accumulated amortization of $193,113 and
  $160,008, respectively (Note B)                                           137,939                  171,044

     Total assets                                                      $ 57,367,612             $ 67,795,436

                                          LIABILITIES AND PARTNERS' EQUITY

 Liabilities                                                           $     20,198             $     21,117

 Partners' equity (deficit) (Notes A and E):

   Limited Partners                                                      56,720,679               66,774,981
    (7,500,099 Limited Partner interests
     outstanding)

   General Partners                                                        (237,028)                (224,493)

   Accumulated Comprehensive Income (Note B)                                863,763                1,223,831

     Total Partners' equity                                              57,347,414               67,774,319

     Total liabilities and Partners' equity                            $ 57,367,612             $ 67,795,436



                           The accompanying  notes  are  an  integral
                                part of the financial statements.


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME & COMPREHENSIVE INCOME

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                    1998                  1997                1996

Revenues:
     Interest income - PIMs
     Basic interest                                                    $2,257,069         $3,136,659           $4,644,184
     Participation Income                                                 250,000            542,650              114,331
     Interest income - MBS                                              2,048,263          2,181,378            2,315,136
     Other interest income                                                268,481            217,976              143,065

            Total revenues                                              4,823,813          6,078,663            7,216,716

Expenses:
     Asset management fee to an
      affiliate (Note F)                                                  407,132            502,332              626,375
     Expense reimbursements to affiliates
      (Note F)                                                             27,413             76,727               73,323
     Amortization of prepaid expenses and
      fees (Note B)                                                       101,057            612,631            1,095,679
     General and administrative expenses                                  117,197            143,205               91,991

            Total expenses                                                652,799          1,334,895            1,887,368

Net income (Note G)                                                     4,171,014          4,743,768            5,329,348

Other Comprehensive Income:

Net change in unrealized gain/(loss)
            on MBS                                                       (360,068)           223,447             (162,357)

Total Comprehensive Income                                            $ 3,810,946         $4,967,215           $5,166,991

     Allocation of net income (Notes E and 6):

     Limited Partners                                                 $ 4,045,884         $4,601,455           $5,169,468

     Average net income per Limited
      Partner interest                                                $       .54         $      .61           $      .69
       (7,500,099 Limited Partner
       interests outstanding)

     General Partners                                                 $   125,130         $  142,313           $  159,880





                     The accompanying notes are an integral
                        part of the financial statements.


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996



                                                                                     Accumulated              Total
                                                  Limited           General          Comprehensive            Partners'
                                                  Partners          Partners            Income                Equity


Balance at December 31, 1995                    $ 92,779,548       $(172,710)          $ 1,162,741          $ 93,769,579

Net income                                         5,169,468         159,880                 -                 5,329,348

Quarterly distributions                           (9,000,119)       (181,178)                -                (9,181,297)

Special distributions                            (16,500,218)          -                     -               (16,500,218)

Change in Unrealized loss
  on MBS                                              -                -                  (162,357)             (162,357)

Balance at December 31, 1996                      72,448,679        (194,008)            1,000,384            73,255,055

Net income                                         4,601,455         142,313                 -                 4,743,768

Quarterly distributions                           (5,700,093)       (172,798)                -                (5,872,891)

Special distributions                             (4,575,060)          -                     -                (4,575,060)

Change in unrealized gain
  on MBS                                               -               -                   223,447               223,447

Balance at December 31,1997                       66,774,981        (224,493)            1,223,831            67,774,319

Net income                                         4,045,884         125,130                  -                4,171,014

Quarterly distributions(Note E)                   (5,700,075)       (137,665)                 -               (5,837,740)

Special distribution (Note E)                     (8,400,111)          -                      -               (8,400,111)

Change in unrealized gain
  on MBS                                               -               -                  (360,068)             (360,068)

Balance at December 31,1998                      $56,720,679       $(237,028)          $   863,763           $57,347,414



                           The accompanying  notes are an  integral
                            part of the financial statements.


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                              1998                1997              1996
Operating activities:
Net income                                                                $ 4,171,014         $ 4,743,768          $ 5,329,348
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of prepaid fees and expenses                                  101,057              612,631           1,095,679
   Prepayment penalty/shared appreciation interest                           (250,000)            (252,260)               -
Changes in assets and liabilities:
 Decrease (increase) in interest receivable
   and other assets                                                           166,398              (16,702)            354,466
 Increase (decrease) in liabilities                                              (919)               2,649               4,014

Net cash provided by operating activities                                   4,187,550            5,090,086           6,783,507

Investing activities:
Principal collections and prepayments on PIMs
 including prepayment penalty of $250,000
   in 1998 and shared appreciation interest
     of $252,260 in 1997.                                                   8,945,730            5,228,215          16,543,345
Principal collections on MBS                                                1,657,086            1,473,068           1,717,268

Net cash provided by investing activities                                  10,602,816            6,701,283          18,260,613

Financing activities:
Quarterly distributions                                                    (5,837,740)          (5,872,891)         (9,181,297)
Special distribution                                                       (8,400,111)          (4,575,060)        (16,500,218)

Net cash used for financing activities                                    (14,237,851)         (10,447,951)        (25,681,515)

Net increase (decrease) in cash and cash
 equivalents   552,515                                                      1,343,418             (637,395)
Cash and cash equivalents, beginning
 of period        3,100,615                                                 1,757,197            2,394,592

Cash and cash equivalents, end of period                                 $  3,653,130         $  3,100,615         $ 1,757,197


                     The accompanying notes are an integral
                        part of the financial statements.

                                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                            NOTES TO FINANCIAL STATEMENTS

A.   Organization

     Krupp Insured Plus Limited Partnership (the "Partnership") is a Massachusetts Limited Partnership. The Partnership was organized for the purpose of investing in commercial and multi-family loans and mortgage-backed securities. The General Partners of the Partnership are The Krupp Corporation and The Krupp Company Limited Partnership-IV and the Corporate Limited Partner is Krupp Depositary Corporation. The Partnership terminates on December 31, 2025, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

     The Partnership commenced the public offering of Units on July 7, 1986 and completed its public offering having sold 7,499,999 Units for $149,489,830 net of purchase volume discounts of $510,150 as of January 27, 1987. In addition, Krupp Depositary owns 100 Units.

B.   Significant Accounting Policies

     The Partnership uses the following accounting policies for financial reporting purposes which differ in certain respects from those used for federal income tax purposes (Note G):

        MBS

        The Partnership, in accordance with Financial Accounting Standards Board=s Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" (AFAS 115@), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

        Effective January 1, 1998, the Partnership adpoted , Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FAS 130), was issued establishing standards for reporting and displaying comprehensive income and its components effective January 1, 1998. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

        The Federal Housing Administration PIM is carried at amortized cost unless the General Partner of the Partnership believes there is an impairment in value, in which case a valuation allowance would be established in accordance with Financial Accounting Standards No. 114, AAccounting by Creditors for impairment of a Loan,@ and Financial Accounting Standard No. 118, AAccounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.@

        PIMs

        The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Government National Mortgage Association (AGNMA@) or Fannie Mae MBS at amortized cost.



                                              Continued


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued


B.   Significant Accounting Policies, Continued

        Basic interest on PIMs is recognized at the stated rate of the Department of Housing and Urban Development ("HUD") insured mortgage (less the servicer's fee) or the stated coupon rate of the GNMA or Fannie Mae MBS. The Partnership recognizes interest related to the participation features as earned and when it deems these amounts as collectible.

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

        The Partnership amortizes the prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning from the acquisition of the GNMA or Fannie Mae MBS or final endorsement of the FHA loan.

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

C.      PIMs

        At December 31, 1998, the Partnership has investments in three PIMs. The Partnership's PIMs consist of a GNMA and a Fannie Mae MBS representing the securitized first mortgage loan on the underlying property, and a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying properties above specified base levels. The borrower conveys these participation features to the
        Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

  C.    PIMs, continued

        The Partnership receives guaranteed monthly payments of principal and basic interest on the GNMA and Fannie Mae MBS and HUD insures the FHA mortgage loan and the mortgage loan underlying the GNMA MBS. The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

        Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 25% to 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month or 25% of distributable surplush cash, (iii) "Shared Appreciation Interest" which is 25% to 30% of any increase in the value of the underlying property in excess of a specified base or 25% of the net sales proceeds. Payment of participation income from the operations of the property is limited to 50% of net revenue or surplus cash as defined by Fannie Mae or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property. However, generally any net proceeds from a sale or refinancing of the property will be available to satisfy any accrued but unpaid Shared Income or Minimum Additional Interest.

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

        Under the Agreement, the Partnership, upon giving twelve months written notice, can accelerate the maturity date of the Agreement to a date not earlier than ten years from the date of the Agreement for (a) the payment of all participation income due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation income due under the Agreement plus all amounts due on the first mortgage note on the property.

        The borrower on the Greentree PIM defaulted on the first mortgage obligation , but the Partnership continued to receive its full principal and basic interest payments because GNMA guaranteed those payments. In March 1998, in 1997 GNMA mortgagee exercised its right to prepay the GNMA MBS due to the continuing default of the underlying first mortgage loan. The Partnership received proceeds from the prepayment of the GNMA MBS in the amount of $8,382,336. On April 16, 1998, the Partnership made a special distribution to the investors from the capital proceeds of $1.12 per Limited Partner interest. Subsequent to the payoff of the GNMA MBS, the General Partners negotiated a settlement with the borrower to release the Subordinated Promissory Note, and $250,000 was received in July 1998.

        In November of 1997, the borrower of the Pine Hills Apartments PIM prepaid the insured mortgage. The borrower also paid $290,390 and $252,260, representing
                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

C.      PIMs, Continued

        participation   interest  income  and  Shared   Appreciation   Interest,
        respectively. The Partnership made a special distribution of $.61 per Unit to investors from the proceeds of the repayment.

        At  December   31,  1998  and  1997  there  were  no  loans  within  the
       Partnership's portfolio that were delinquent as to principal or interest.

        The Partnership's PIMs consist of the following at December 31, 1998 and 1997:



                    Original          Interest       Maturity         Monthly             Investment Basis at
PIMs               Face Amount        Rates (a)        Dates          Payment                   December 31,
                                                                                                              1998 1997
GNMA
La Costa                $11,050,000        7.5%          4/15/22         $ 74,500         $ 9,890,213         $ 10,035,381
Apts.
Miami Fl.

Greentree                 9,096,270        8.0%         11/15/22           64,600                -               8,399,488
Apts.
Hoover, Al.

FHA
Vista Montana            13,814,400        7.375%       12/1/33            86,000          13,483,058           13,565,709
Apts.                      (b)
Val Vista Lakes, Az.

Fannie Mae
Royal Palm Place          6,021,258        7.0%          4/1/06             -               5,700,834            5,769,257
Kendall, Fl.                 (c)             (d)

                        $39,981,928                                                       $29,074,105          $37,769,835

                                                                                          (e)

(a) Represents only the stated interest rate of the GNMA or FNMA MBS or the stated interest rate of the FHA mortgage loan less the servicing fee.
      In addition, the Partnership may receive participation income,consisting of (i) Minimum Additional Interest based on a percentage of the unpaid principal balance of the first mortgage on the property,(ii) Shared Income Interest based on a percentage of monthly gross income generated by the underlying property in excess of a specified base amount (but only to the extent it exceeds the amount of Minimum Additional Interest received during such month) and (iii) Shared Appreciation Interest based on a percentage of any increase in the value of the underlying property in excess of a specified Base Value. Minimum Additional Interest is at a rate of .5% per annum calculated on the unpaid principal balance of the first mortgage note. Shared Income Interest is generally based on 25% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent it exceeds the amount of Minimum Additional Interest earned during the month. Shared Appreciation Interest is generally based on 25% of any increase in the value of the project over the Base Value.
(b) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower of the FHA PIM for a permanent interest rate reduction from 8.875% per annum to 7.375% per annum, retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

C.      PIMs, Continued

      proceeds over the outstanding indebtedness at the time of sale. In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness at the time of refinancing. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.
(c)    The total PIM on the  underlying  property is $22,000,000 of which 73%
       or $15,978,742 is held by Krupp Insured Plus III Limited Partnership.
(d) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Federal National Mortgage Association ("FNMA") mortgage-backed security ("MBS") and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the FNMA MBS at interest rates ranging from 6.25% to 8.775% per annum through maturity. The Partnership will receive its pro-rata share of annual principal payments totaling $250,000 due each year in January for the next two years.
(e) The aggregate cost of PIMs for federal income tax purposes is $29,074,105.

A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 1998 is as follows:



                                                             1998                 1997                  1996

Balance at beginning of period                              $37,769,835          $42,745,790          $ 59,289,135

Deductions during period:

Prepayment and principal collections                         (8,695,730)          (4,975,955)          (16,543,345)

Balance at end of period                                    $29,074,105          $37,769,835          $ 42,745,790


The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in three states. The apartment complexes range in size from 336 to 377 units.

D.    MBS

      At December 31, 1998, the Partnership's MBS portfolio had an amortized cost of $14,725,729 and gross unrealized gains of $863,763. At December 31, 1997, the Partnership=s MBS portfolio had an amortized cost of $24,673,761 and gross unrealized gains of $1,223,831. The MBS portfolio has maturities ranging from 2004 to 2033. At December 31, 1998 and 1997, the Partnership's insured mortgage had an amortized cost of $9,154,709, and $9,192,003, respectively.

E.    Partners' Equity

      Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

      Upon the occurrence of a capital transaction, as defined in the Partnership Agreement, net cash proceeds will be distributed first, to the Limited Partners until they have received a return of their total invested capital, second, to the General Partners until they have received a return of their total invested capital,


                                    Continued


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued


E.       Partners' Equity, continued

      third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 10% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and fifth, 96% to the Limited Partners and 4% to the General Partners.

      Profits arising from a capital transaction will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

      During 1998, 1997 and 1996, the Partnership made quarterly distributions totaling $.76, $.76 and $1.20 per Unit, respectively. The Partnership made special distributions of $1.12, $.61 and $2.20 per Unit in 1998, 1997 and 1996 respectively.

       As of December 31, 1998, the following cumulative partner contributions and allocations have been made since inception of the Partnership:




                                                    Corporate
                                                     Limited            General           Unrealized
                              Unitholders             Partner           Partners          gain on MBS          Total
Capital                       $149,489,830          $     2,000       $    3,000        $     _              $149,494,830
contributions

Syndication                     (7,906,604)                -                   -                 -             (7,906,604)
Costs

Quarterly
distributions                 (111,836,046)              (1,535)      (2,639,988)                            (114,477,569)

Special
Distributions                  (50,624,974)                (675)            -                 -               (50,625,649)

Net income 77,597,639                1,044            2,399,960                          79,998,643

Unrealized
gains on MBS                        -                      -                -               863,763               863,763
Balance at
December 31,
1998                          $ 56,719,845          $       834       $ (237,028)        $  863,763         $  57,347,414




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

                                    Continued


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued


F.     Related Party Transactions, continued

       Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership and the preparation and mailing of financial reports, tax information and other communications to investors.

G.     Federal Income Taxes

       The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1998 federal income tax return is as follows:


        Net income from statement of operations         $4,171,014

       Less:     Book to tax difference for amortization of
                 prepaid expenses and fees                (505,285)

        Net income for federal income tax purposes      $3,665,729

        The allocation of the 1998 net income for federal income tax purposes is as follows:

                                                         Portfolio
                                                         Income

        Unitholders                                     $3,563,209
        Corporate Limited Partner                               48
        General Partners                                   102,472

                                                        $3,665,729

        For the years ended December 31, 1998, 1997 and 1996 the average per unit net income to the Unitholders for federal income tax purposes was $.48, $.64 and $.71, respectively.

        The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $290,000 and $442,000 at December 31, 1998 and 1997, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same for its tax basis at December 31, 1998 and 1997, respectively.

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




                                    Continued


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued


H. Fair Value Disclosures of Financial Instruments, continued

        MBS

        The Partnership estimated the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prizes of MBS with similar interest rates. Insured mortgage loans are valued in a manner consistent with PIMS as defined below:

        PIMs

        There is no active trading market for these investments, so management estimates the fair value of the PIMs using quoted market prices of MBS having the same stated coupon rate. Management does not include any participation income in the Partnership=s estimated fair value arising from the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains approximately $680,000 at December 31, 1998, and unrealized gains and losses of approximately $133,000 and $22,000 at December 31, 1997 respectively.

        At December 31, 1998 and 1997, the Partnership estimates fair the value of its financial instruments as follows:






                                                                        (Rounded to $1,000)
                                                                    1998                                 1997

                                                            Fair              Carrying           Fair           Carrying
                                                            Value                Value           Value            Value
            Cash and cash equivalents                         $ 3,653             $3,653           $3,101          $3,101

            MBS                                                23,880             23,880           25,898          25,898

            PIMs                                               29,754             29,074           37,881          37,769

                                                              $57,287            $56,607          $66,880         $66,768


                                    Unaudited
Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

    Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1998 and the period from inception through December 31, 1998. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.




                                                                  (Amounts in thousands, except per Unit amounts)
                                                                                     Year            Inception
                                                                                     Ended            Through
                                                                                    12/31/98           12/31/98
Distributable Cash Flow:
Income for tax purposes                                                                  $ 3,666           $ 81,159
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                   606              7,017
 Shared appreciation income                                                                 (250)              (502)
 Amortization of MBS premiums                                                                -                  284
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                      -                1,098
 Gain on sale of MBS                                                                         -                 (114)

Total Distributable Cash Flow ("DCF")                                                    $ 4,022           $ 88,942

Limited Partners Share of DCF                                                            $ 3,901           $ 86,273

Limited Partners Share of DCF per Unit                                                   $   .52           $  11.50 (c)

General Partners Share of DCF                                                            $   121           $  2,669

Net Proceeds from Capital Transactions:
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including shared appreciation
  income                                                                                 $ 8,945           $ 77,148
Principal collections on MBS                                                               1,657             43,634
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                    -               (40,775)
Gain on sale of MBS                                                                         -                   114

Total Net Proceeds from Capital Transactions                                             $ 10,602          $ 80,121

Cash available for distribution
  (DCF plus Net Proceeds from Capital Transactions)                                      $ 14,624          $169,063

Distributions: (includes special distributions)
Limited Partners                                                                         $ 14,100 (a)      $163,888 (b)

Limited Partners Average per Unit                                                        $   1.88 (a)      $  21.85 (b)(c)

General Partners                                                                         $    121 (a)      $  2,669 (b)

     Total Distributions                                                                 $ 14,221          $166,557

(a) Represents all distributions paid in 1998 except the February 1998 distribution and includes an estimate of the distribution to be paid in February 1999.
(b) Includes an estimate of the distribution to be paid in February 1999.
(c) Limited Partners average per Unit return of capital as of February 1999 is $10.35 [$21.85 - $11.50]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.