Form 10-Q
period 1999-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1999-05-14
CIK 786622

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1999

                                         OR



TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to


                        Commission file number          0-15815


                        Krupp Insured Plus Limited Partnership


      Massachusetts                                     04-2915281
(State  or  other jurisdiction of            (IRS employer identification no.)
  incorporation or organization)


One Beacon Street, Boston, Massachusetts                  02108
(Address  of  principal                                (Zip Code)
 executive offices)


                              (617) 523-0066
         (Registrant's telephone number, including area code)




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


                 KRUPP INSURED PLUS LIMITED PARTNERSHIP

                              BALANCE SHEETS


                                 ASSETS
                                                                        March 31,             December 31,
                                                                          1999                    1998

Participating Insured Mortgages ("PIMs")                              $ 28,947,560                 $ 29,074,105
   (Note 2)
Mortgage-Backed Securities and
   insured mortgage("MBS") (Note 3)                                     23,476,311                   23,880,438

   Total mortgage investments                                           52,423,871                   52,954,543

Cash and cash equivalents                                                3,875,693                    3,653,130
Interest receivable and other assets                                       355,256                      367,780
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $607,021 and
 $590,032 respectively                                                     237,231                      254,220
Prepaid participation servicing fees, net of
 accumulated amortization of $201,390 and
 $193,113,respectively                                                     129,662                      137,939

   Total assets                                                       $ 57,021,713                 $ 57,367,612


                            LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                           $    209,359                 $     20,198

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                    56,203,389                       56,720,679

  General Partners                                                        (237,543)                        (237,028)

  Accumulated Comprehensive Income                                         846,508                          863,763

   Total Partners' equity                                               56,812,354                       57,347,414

   Total liabilities and Partners' equity                             $ 57,021,713                 $     57,367,612




                          The accompanying notes are an integral
                             part of the financial statements.


                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                          For the Three Months
                                                                            Ended March 31,

                                                                          1999                  1998

Revenues:
   Interest income - PIMs
        Basic interest                                                  $      537,184      $       649,078
   Interest income - MBS                                                       489,226              505,848
   Other interest income                                                        45,683               65,333

            Total revenues                                                   1,072,093            1,220,259

Expenses:
   Asset management fee to an affiliate                                         95,558              109,342
   Expense reimbursements to affiliates                                          1,746               20,132
   Amortization of prepaid fees and expenses                                    25,266               25,266
   General and administrative                                                   13,720               24,458

            Total expenses                                                     136,290              179,198

Net income                                                                     935,803            1,041,061

Other Comprehensive Income:

   Net change in unrealized gain on MBS                                        (17,255)             (14,360)

Total Comprehensive Income                                              $      918,548      $     1,026,701

Allocation of net income (Note 4):

   Limited Partners                                                     $      907,729      $     1,009,829

   Average net income per Limited Partner
    interest (7,500,099 Limited Partner
    interests outstanding)                                              $          .12      $           .13

   General Partners                                                     $       28,074      $        31,232






                           The accompanying notes are an integral
                              part of the financial statements.


                            KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                   STATEMENTS OF CASH FLOWS



                                                                                           For the Three Months
                                                                                             Ended March 31,

                                                                                            1999        1998

Operating activities:
      Net income                                                                  $  1,041,061          $   935,803

         Adjustments to reconcile net income to net cash
          provided by operating activities:
             Amortization of prepaid fees and expenses                                  25,266               25,266
             Premium amortization MBS                                                     -                   1,471
             Changes in assets and liabilities:
                Decrease in interest receivable and other assets                        12,524              158,183
                Increase in liabilities                                                189,161                  294
                     Net cash provided by operating activities                       1,162,754            1,226,275

Investing activities:
      Principal collections on MBS                                                     386,872              365,555

      Principal collections on PIMs                                                    126,545            8,527,880

                     Net cash provided by investing activities                         513,417            8,893,435

Financing activity:
      Quarterly distributions                                                       (1,453,608)          (1,470,611)

Net increase in cash and cash equivalents                                              222,563            8,649,099

Cash and cash equivalents, beginning of period                                       3,653,130            3,100,615

Cash and cash equivalents, end of period                                          $  3,875,693         $ 11,749,714





                      The accompanying notes are an integral
                         part of the financial statements.


                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                           NOTES TO FINANCIAL STATEMENTS



1.    Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1998 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 1999 and its results of operations and cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.     PIMs

At March 31, 1999, the Partnership's PIMs have a fair market value of approximately $29,790,000 and gross unrealized gains of $842,000. The PIMs have maturities ranging from 2006 to 2033.

3.    MBS

At March 31, 1999, the Partnership's MBS portfolio has an amortized cost of $22,629,803 and gross unrealized gains of $846,508 with maturities from 2006 to 2033.

4.    Changes in Partners' Equity

A summary of changes in Partners' Equity for the three months ended March 31, 1999 is as follows:

                                                                                Accumulated        Total
                                              Limited             General      Comprehensive      Partners'
                                             Partners            Partners          Income          Equity
Balance at December 31, 1998                $ 56,720,679        $(237,028)        $863,763       $57,347,414

Net income                                       907,729           28,074             -              935,803

Quarterly distributions                       (1,425,019)         (28,589)            -           (1,453,608)

Change in unrealized gain
 on MBS                                            -                 -             (17,255)          (17,255)

Balance at March 31, 1999                   $ 56,203,389        $(237,543)        $846,508       $56,812,354


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including those concerning Management=s expectations regarding the future financial performance and future events. These forward-looking statements involve significant risk and uncertainties, including those described herein. Actual results may differ materially from those anticipated by such forward-looking statements.

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

The General Partners of the Partnership are in the process of evaluating the potential adverse impact that could result from the failure of material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors to be Year 2000 ready. The General Partners of the Partnership are in the process of surveying these third party providers and assessing their readiness with year 2000. To date, the Partnership is not aware of any problems that would materially impact its results of operations, liquidity or capital resources. However, the Partnership has not yet obtained all written assurances that these providers would be Year 2000 ready.

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

Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate through 1999. However, in the event of PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 7.0% per annum during 1999. Thereafter, the interest rate will range from 7.5% to 8.775% per annum through the maturity of the first mortgage loan in 2006. The Partnership also received its share ($68,423) of the scheduled $250,000 principal payment in January 1999. The Partnership agreed in 1993 to permanently reduce the interest rate on the Vista Montana first mortgage loan to 7.375% per annum. The mediocre operating performance of the remaining portfolio property, La Costa, has not generated a sufficient increase in its value to provide an incentive for the owners to pursue either a sale or a refinance of the property. La Costa is an older property with
physical  shortcomings  that affect rental income   potential   and   increase
the  cost  of   operations.  Consequently,  the property  does not generate any participation interest to the Partnership from operating cash flow.

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

The Partnership includes in  cash and cash equivalents approximately
$3.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

The following discussion relates to the operations of the Partnership during the three months ended March 31, 1999 and 1998.

Net income decreased by approximately $105,000 for the three months ended March 31, 1999 as compared to the same period in 1998. This decrease was primarily due to a reduction in basic interest on PIMs of $112,000 which was primarily due to the payoff of the Greentree PIM in March 1998.

The Partnership funds a portion of its distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline so will interest income on MBS, base interest income on PIMs and other interest income.

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



                    Krupp Insured Plus Limited Partnership
                                 (Registrant)



                    BY:    /s/Robert A. Barrows
                           Robert A. Barrows
                           Vice-President of
                           The Krupp  Corporation,
                           a General Partner of the Registrant.





DATE:  April 23, 1999