Form 10-Q
period 1999-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1999-08-16
CIK 786622

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

    For the quarterly period ended               June 30, 1999

                                  OR


 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to



             Commission file number          0-15815


                 Krupp Insured Plus Limited Partnership


        Massachusetts                                     04-2915281
(State or other jurisdiction                   (IRS employer identification no.)
of incorporation or organization)


One Beacon Street, Boston, Massachusetts                     02108
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


                   KRUPP INSURED PLUS LIMITED PARTNERSHIP

                               BALANCE SHEETS


                                   ASSETS

                                                                               June 30,           December 31,
                                                                                 1999                 1998

Participating Insured Mortgages ("PIMs")                              $      28,888,318       $      29,074,105
   (Note 2)
Mortgage-Backed Securities and
   insured mortgage("MBS") (Note 3)                                          22,924,933              23,880,438

   Total mortgage investments                                                51,813,251              52,954,543

Cash and cash equivalents                                                     3,577,626               3,653,130
Interest receivable and other assets                                            353,117                 367,780
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $624,009 and
 $590,032 respectively                                                          220,243                 254,220
Prepaid participation servicing fees, net of
 accumulated amortization of $209,666 and
 $193,113, respectively                                                         121,386                 137,939

   Total assets                                                       $      56,085,623       $      57,367,612


                                              LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                           $           9,000       $          20,198

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                         55,650,313              56,720,679

  General Partners                                                             (239,408)               (237,028)

  Accumulated Comprehensive Income                                              665,718                 863,763

   Total Partners' equity                                                    56,076,623              57,347,414

   Total liabilities and Partners' equity                             $      56,085,623       $      57,367,612


                                      The accompanying notes are an integral
                                         part of the financial statements.



                                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME





                                                                    For the Three Months     For the Six Months
                                                                          Ended June 30,         Ended June 30,

                                                                       1999               1998                1999 1998
Revenues:
Interest income - PIMs
Basic interest                                      $   536,064      $     620,540    $   1,073,248       $  1,269,618
Participation interest                                    -                250,000            -                250,000
   Interest income - MBS                                478,950            536,255          968,176          1,042,103
   Other interest income                                 44,105             97,564           89,788            162,897

         Total revenues                               1,059,119          1,504,359        2,131,212          2,724,618

Expenses:
 Asset management fee to an affiliate                    95,847             99,404          191,405            208,746

   Expense reimbursements to affiliates                  13,512            (15,873)          15,258              4,259
   Amortization of prepaid fees and
    expenses                                             25,264             25,264           50,530             50,530
   General and administrative                            25,586             42,934           39,306             67,392

         Total expenses                                 160,209            151,729          296,499           330,927

Net income                                              898,910          1,352,630        1,834,713          2,393,691

Other comprehensive income:
Net change in unrealized gain on MBS                   (180,790)           175,456         (198,045)           149,067


Total comprehensive income                          $   718,120        $ 1,528,086     $  1,636,668      $   2,542,758


Allocation of net income (Note 4):

   Limited Partners                                 $   871,943        $ 1,312,051     $  1,779,672      $   2,321,880

   Average net income per Limited
      Partner interest
    (7,500,099 Limited Partner
         interests outstanding)                     $       .12        $       .17     $        .24      $        .31

    General Partners                                $    26,967        $    40,579     $     55,041      $      71,811


                                       The accompanying notes are an integral
                                          part of the financial statements.


                                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                               STATEMENTS OF CASH FLOWS


                                                                                          For the Six Months
                                                                                            Ended June 30,

                                                                                      1999                1998
Operating activities:
   Net income                                                                     $  1,834,713       $   2,393,691
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         50,530              50,530

      Prepayment premium                                                                 -                (250,000)
      Changes in assets and liabilities:
         Decrease (increase) in interest receivable
          and other assets                                                              14,663            (170,571)
         Decrease in liabilities                                                       (11,198)            (10,988)

               Net cash provided by operating activities                             1,888,708           2,012,662

Investing activities:
    Principal collections on MBS                                                       757,460             797,235
           Principal collections on PIMs including
             prepayment premium of $250,000 in 1998                                    185,787           8,832,765

               Net cash provided by investing activities                               943,247           9,630,000

Financing activities:
   Quarterly distributions                                                          (2,907,459)         (2,927,663)
    Special distributions                                                                -              (8,400,111)

               Net cash used for financing activities                               (2,907,459)        (11,327,774)

Net (decrease) increase in cash and cash equivalents                                   (75,504)            314,888

Cash and cash equivalents, beginning of period                                       3,653,130           3,100,615

Cash and cash equivalents, end of period                                          $  3,577,626        $  3,415,503






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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 1999 and its results of operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.     PIMs

At June 30, 1999, the Partnership's PIMs have a fair market value of approximately $29,054,792 and gross unrealized gains of $166,474. The PIMs have maturities ranging from 2006 to 2033. At June 30, 1999, the Partnership's participating insured mortgage loan was not delinquent with respect to principal or interest payments.

3.    MBS

At June 30, 1999, the Partnership's MBS portfolio has an amortized cost of $22,259,215 and gross unrealized gains of $665,718 with maturities from 2006 to 2033. At June 30, 1999, the Partnership's insured mortgage loan was not delinquent with respect to principal or interest payments.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 1999 is as follows:


                                                                                     Accumulated          Total
                                                     Limited          General       Comprehensive       Partners'
                                                     Partners        Partners          Income            Equity

Balance at December 31, 1998                     $ 56,720,679      $  (237,028)      $  863,763      $   57,347,414

Net income                                          1,779,672           55,041            -               1,834,713

Quarterly distributions                            (2,850,038)         (57,421)           -              (2,907,459)

Change in unrealized gain
 on MBS                                                 -                -             (198,045)           (198,045)

Balance at June 30, 1999                         $ 55,650,313      $  (239,408)      $  665,718      $   56,076,623


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

     The General Partners of the Partnership surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems with such providers and vendors that would materially impact its results of operations, liquidity or capital resources. Nevertheless, the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

     The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact on the Partnership's results of operations, liquidity or capital resources.

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

     The Partnership includes in cash and cash equivalents approximately $3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Operations

     The following discussion relates to the operations of the Partnership during the three and six months ended June 30, 1999 and 1998.

     Net income decreased by approximately $454,000 and $559,000 for the three and six months ended June 30, 1999, respectively, as compared to the corresponding periods in 1998. These decreases were due primarily to lower basic interest on PIMs resulting from the prepayment of the Greentree PIM in March 1998 and the receipt of $250,000 of participation interest in 1998. Additionally, interest income on MBS declined due to a lower investment balance and other interest income decreased due to lower average cash balances in 1999 as compared to 1998.

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



                   Krupp Insured Plus Limited Partnership
                                (Registrant)



                   BY:    / s / Robert A. Barrows
                          Robert A. Barrows
                          Vice-President of The Krupp Corporation,
                          a General Partner of the Registrant.




         DATE:  August 5, 1999