Form 10-Q
period 1999-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 1999-11-15
CIK 786622

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                                      FORM 10-Q

(Mark One)

X

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1999

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


                             KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                          BALANCE SHEETS

                                              ASSETS


                                                                           September 30,          December 31,
                                                                               1999                   1998

Participating Insured Mortgages ("PIMs")                              $      28,827,933            $ 29,074,105
   (Note 2)
Mortgage-Backed Securities and
   insured mortgage ("MBS") (Note 3)                                         22,512,729              23,880,438

   Total mortgage investments                                                51,340,662              52,954,543

Cash and cash equivalents                                                     3,417,731               3,653,130
Interest receivable and other assets                                            347,821                 367,780
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $640,996 and
 $590,032 respectively                                                          203,256                 254,220
Prepaid participation servicing fees, net of
 accumulated amortization of $217,942 and
 $193,113, respectively                                                         113,110                 137,939

   Total assets                                                       $      55,422,580       $      57,367,612


                                              LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                           $          13,501       $          20,198

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                         55,086,351              56,720,679

  General Partners                                                             (240,503)               (237,028)

  Accumulated Comprehensive Income                                              563,231                 863,763

   Total Partners' equity                                                    55,409,079              57,347,414

   Total liabilities and Partners' equity                             $      55,422,580       $      57,367,612


                                         The accompanying notes are an integral
                                            part of the financial statements.

                                     KRUPP INSURED PLUS LIMITED PARTNERSHIP
                                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                          For the Three Months               For the Nine Months
                                                           Ended September 30,                Ended September 30,

                                                         1999               1998             1999               1998
Revenues:
Interest income - PIMs
Basic interest                                      $   534,946        $   453,296     $  1,608,194      $   1,722,914
   Participation interest                                 -                  -                -                250,000
   Interest income - MBS                                469,560            507,670        1,437,736          1,549,773
   Other interest income                                 46,343             48,284          136,131            211,181

         Total revenues                               1,050,849          1,009,250        3,182,061          3,733,868

Expenses:
 Asset management fee to an affiliate                    96,135             99,698          287,540            308,444

   Expense reimbursements to affiliates                  13,512             11,577           28,770             15,836
   Amortization of prepaid fees and expenses             25,263             25,265           75,793             75,795
   General and administrative                            28,251             23,100           67,557             90,492

         Total expenses                                 163,161            159,640          459,660           490,567

Net income                                              887,688            849,610        2,722,401          3,243,301

Other comprehensive income:
   Net change in unrealized gain on MBS                (102,487)            84,125         (300,532)           233,192

Total comprehensive income                          $   785,201        $   933,735     $  2,421,869      $   3,476,493

Allocation of net income (Note 4):

   Limited Partners                                 $   861,057        $   824,122     $  2,640,729      $   3,146,002

   Average net income per Limited
      Partner interest
    (7,500,099 Limited Partner
         interests outstanding)                     $       .11        $       .11     $        .35      $         .42

    General Partners                                $    26,631        $    25,488     $     81,672      $      97,299





                                       The accompanying notes are an integral
                                          part of the financial statements.


                                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                               STATEMENTS OF CASH FLOWS


                                                                                         For the Nine Months
                                                                                          Ended September 30,

                                                                                       1999                1998
Operating activities:
   Net income                                                                     $  2,722,401       $   3,243,301
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         75,793              75,795

       Premium amortization                                                              3,022               -
       Prepayment premium                                                                -                (250,000)
       Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                              19,959             169,188
         Decrease in liabilities                                                        (6,697)             (5,906)

               Net cash provided by operating activities                             2,814,478           3,232,378

Investing activities:
           Principal collections on PIMs including
            prepayment premium of $250,000 in 1998                                     246,172           8,888,709
   Principal collections on MBS                                                      1,064,155           1,185,696

               Net cash provided by investing activities                             1,310,327          10,074,405

Financing activities:
    Quarterly distributions                                                         (4,360,204)         (4,386,475)
    Special distributions                                                                   -           (8,400,111)

               Net cash used for financing activities                                (4,360,204)       (12,786,586)

Net (decrease)/increase in cash and cash equivalents                                  (235,399)            520,197

Cash and cash equivalents, beginning of period                                       3,653,130           3,100,615

Cash and cash equivalents, end of period                                          $  3,417,731        $  3,620,812





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

        In the opinion of the General Partners, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998.

        The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

  2.    PIMs

        At September 30, 1999, the Partnership's PIMs had a fair market value of $28,773,703 and gross unrealized gains and losses of $38,176 and $92,406, respectively. The PIMs have maturities ranging from 2006 to 2033. At September 30, 1999, the Partnership's participating insured mortgage loan was not delinquent with respect to principal or interest payments.

  3.    MBS

        At September 30, 1999, the Partnership's MBS portfolio had an amortized cost of $21,949,498 and gross unrealized gains of $563,231 with maturities from 2006 to 2033. At September 30, 1999, the Partnership's insured mortgage loan was not delinquent with respect to principal or interest payments.

  4.    Changes in Partners' Equity

        A summary of changes in Partners' Equity for the nine months ended September 30, 1999 is as follows:

                                                                                      Accumulated          Total
                                                    Limited            General       Comprehensive        Partners'
                                                    Partners           Partners         Income             Equity
Balance at December 31, 1998                     $ 56,720,679      $  (237,028)      $  863,763      $   57,347,414

Net income                                          2,640,729           81,672            -               2,722,401

Quarterly distributions                            (4,275,057)         (85,147)           -              (4,360,204)

Change in unrealized gain
 on MBS                                                 -                -             (300,532)           (300,532)

Balance at September 30, 1999                   $  55,086,351      $  (240,503)      $  563,231      $   55,409,079

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

Impact of  the Year 2000 Issue

     The General Partners have conducted an assessment of the Partnership's core internal and external computer information systems and have taken the necessary steps to further understand the nature and extent of the work required to make its systems Year 2000 ready in those situations in which it is required to do so. The Year 2000 readiness issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and all organizations.

     In this regard, the General Partners, along with certain affiliates, began a computer systems project in 1997 to significantly upgrade its existing hardware and software. The General Partners completed the testing and conversion of the financial accounting operating systems in February 1998. As a result, the General Partners have generated operating efficiencies and believe their financial accounting operating systems are Year 2000 ready. The General Partners incurred hardware costs as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to complete the upgrade and prepare for the Year 2000. There are no other significant internal systems or software that the Partnership is using at the present time.

     The General Partners surveyed the Partnership's material third-party service providers (including but not limited to its banks and telecommunications providers) and significant vendors and received assurances that such service providers and vendors are Year 2000 ready. The Partnership does not anticipate any problems with such providers and vendors that would materially impact its results of operations, liquidity or capital resources. Nevertheless, the General Partners are developing contingency plans for all of their "mission-critical functions" to insure business continuity.

     The Partnership is also subject to external forces that might generally affect industry and commerce, such as utility and transportation company Year 2000 readiness failures and related service interruptions. However, the General Partners do not anticipate any material impact on the Partnership's results of operations, liquidity or capital resources.

     To date, the Partnership has incurred $10,370 associated with being Year 2000 ready. The Partnership does not expect to incur any additional Year 2000 readiness costs.

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

     Based on current projections, the General Partners believe the Partnership can maintain the current distribution rate through February 2000. However, in the event of PIM prepayments, the Partnership would be required to distribute any proceeds from the prepayments as a special distribution which may cause an adjustment to the distribution rate to reflect the anticipated future cash inflows from the remaining mortgage investments.

     Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 7.375% per annum during 1999. Thereafter, the interest rate will range from 7.5% to 8.775% per annum through the maturity of the first mortgage loan in 2006. The Partnership also received its share ($68,423) of the scheduled $250,000 principal payment in January 1999. The Partnership agreed in 1993 to permanently reduce the interest rate on the Vista Montana first mortgage loan to 7.375% per annum. The mediocre operating performance of the remaining portfolio property, La Costa, has not generated a sufficient increase in its value to provide an incentive for the owners to pursue either a sale or a refinance of the property. La Costa is an older property with physical shortcomings that affect rental income potential and increase the cost of operations. The first mortgage loan underlying the PIM on La Costa Apartments went into default in June 1999. However, the Partnership will continue to receive its full principal and interest payments until the default is resolved because GNMA has guaranteed those payments to the Partnership. The Partnership expects to receive a prepayment of the outstanding principal balance due on the PIM, but will not receive any participation interest.

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

     Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs and is wholly owned by the twelve Federal Home Loan Banks. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

     The Partnership includes in cash and cash equivalents approximately $3.2 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Results of  Operations

     The following discussion relates to the operations of the Partnership during the three and nine months ended September 30, 1999 and 1998.

     Net income increased by approximately $38,000 for the three months ended September 30, 1999 as compared to the corresponding period in 1998. The increase was due to an over accrual of interest income on PIMs during the third quarter of 1998, net of lower interest income on MBS resulting from the on-going principal collections on the single-family MBS.

     Net income decreased by approximately $521,000 for the nine months ended September 30, 1999, as compared to the corresponding period in 1998. The decrease was due primarily to lower basic interest on PIMs resulting from the prepayment of the Greentree PIM in March 1998 and the receipt of $250,000 of participation interest in 1998. Additionally, interest income on MBS declined due to ongoing amortization of the portfolio and other interest income decreased due to lower average cash balances in 1999 as compared to 1998.

     Interest income on PIMs and MBS will continue to decline as principal collections reduce the outstanding balance of the portfolios. The Partnership funds a portion of distributions with MBS and PIM principal collections, which reduces the invested assets generating income for the Partnership. As the invested assets decline, interest income to the Partnership will decline.

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




         DATE:  October 29, 1999