Form 10-K
period 1999-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2000-03-30
CIK 786622

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                             FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     December 31, 1999

                                     OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

     Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.


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

The exhibit index is located on pages 9-10.

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

     The Partnership's investments in PIMs consist of a securitized multi-family first mortgage loan or a sole participation interest in a Department of Housing and Urban Development ("HUD") multi-family insured first mortgage loan, and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property's value above certain specified base levels. The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring either a securitized first mortgage loan ("MBS"), originated under the lending program of Fannie Mae or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program (collectively the "insured mortgages"). The Partnership receives the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage. The borrower conveyed the participation interests to the Partnership through either a subordinated promissory note and mortgage or a shared income and appreciation agreement. Fannie Mae guarantees the principal and interest payments for the Fannie Mae. HUD insures the first mortgage loan originated under the FHA lending program. The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

     The Partnership also acquired MBS backed by single-family or multi-family mortgage loans issued or originated by the Government National Mortgage Association ("GNMA"), FHA, Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and interest of these Fannie Mae and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS and HUD insures the FHA mortgage loans and the pooled mortgage loans underlying the GNMA MBS.

     Although the Partnership will terminate no later than December 31, 2025 the Partnership anticipates realizing the value of the PIMs through repayment well before this date. Therefore, dissolution of the Partnership should occur significantly prior to December 31, 2025.

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

     As of December 31, 1999, there were no personnel directly employed by the Partnership.

ITEM 2.  PROPERTIES

     None.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     There currently is no established trading market for the Units.

     The number of investors holding Units as of December 31, 1999 was approximately 6,000. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

     During January 2000, the Partnership made a special distribution of $1.30 per Limited Partner interest from the principal proceeds from the LaCosta PIM. During 1998, the Partnership made a special distribution consisting primarily of principal proceeds from the Greentree PIM. The Partnership may make special distributions in the future if PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

     The  Partnership made the  following  distributions,  in   quarterly
     installments, and special distributions, to its Partners during the two years ended December 31, 1999 and 1998:

                                                          1999                                  1998
                                                 Amount          Per Unit            Amount              Per Unit
   Distributions:
        Limited Partners                       $  5,700,076       $.76            $  5,700,075              $ .76
        General Partners                            112,626         -                  137,665                 -

                                                  5,812,702                          5,837,740

   Special Distributions:
        Limited Partners                             -              -                8,400,111              $1.12

          Total Distributions                  $  5,812,702                       $ 14,237,851

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

                                1999               1998                1997               1996                1995

Total revenues            $  4,215,833       $   4,823,813        $  6,078,663       $  7,216,716          $ 7,097,154

Net income                   3,610,232           4,171,014           4,743,768          5,329,348            5,247,543
Net income allocated to:

 Limited Partners            3,501,925           4,045,884           4,601,455          5,169,468            5,090,117

    Average Per Unit               .47                . 54                . 61               . 69                 . 68

 General Partners              108,307             125,130             142,313            159,880              157,426
Total assets at
December 31                 54,564,577          57,367,612          67,795,436         73,273,523           93,784,033

Distributions to:
  Limited Partners           5,700,076           5,700,075           5,700,093          9,000,119            9,000,119
   Average per Unit                .76                 .76                 .76               1.20                 1.20
   Special                       -               8,400,111           4,575,060         16,500,218                 -
   Average per Unit              -                    1.12                 .61               2.20                 -

  General Partners             112,626             137,665             172,798            181,178              187,157


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

Impact of the Year 2000 Issue

     Starting in 1997 the General Partners conducted an assessment of the Partnership's core internal and external computer information systems to understand the nature and extent of work required to make its systems Year 2000 ready. The Year 2000 readiness issue was concerned with the inability of computerized information systems to accurately calculate, store or use a date after 1999. The General Partners believed that a system failure or miscalculation could cause disruptions of operations.

     As a result of this concern, the General Partners, along with certain affiliates, upgraded their computer systems including their hardware and software so they would be Year 2000 ready. In addition, the General Partners surveyed the Partnership's material third-party service providers and significant vendors and received assurances that they were Year 2000 ready. The General Partners also developed contingency plans for all of their "mission-critical functions" to insure business continuity. As a result of these efforts and the efforts of third parties, the Year 2000 did not result in any disruption of activities to the Partnership.

Liquidity and Capital Resources

     At December 31, 1999 the Partnership had liquidity consisting of cash and cash equivalents of approximately $13.0 million as well as the cash flow provided by its investments in the PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

     In December 1999, the Partnership received a prepayment in the amount of $9,746,923 representing the outstanding principal balance due on the La Costa PIM. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and interest payments until the default was resolved, because GNMA guaranteed those payments to the Partnership. The Partnership did not receive any participation interest as a result of this default. On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest.

     The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors of approximately $1.4 million each quarter. The Partnership currently has a distribution rate of $.76 per unit per year, paid in quarterly installments of $.19 per unit. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents, and cash reserves. The portion of distributions attributable to the principal collected in those payments reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General Partners believe the Partnership will need to adjust the current distribution rate beginning with the distribution payable in May 2000. The General Partners will determine the new rate during the first quarter of the year 2000.

     In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

     In July of 1997 the borrower on the Greentree PIM defaulted on the first mortgage obligation, but the Partnership continued to receive its full principal and basic interest payments because GNMA guaranteed those payments. In March 1998, GNMA exercised its right to prepay the GNMA MBS due to the continuing default of the underlying first mortgage loan. The Partnership received proceeds from the prepayment of the GNMA MBS in the amount of $8,382,336. On April 16, 1998, the Partnership made a special distribution to the investors from the capital proceeds of $1.12 per Limited Partner interest. Subsequent to the payoff of the GNMA MBS, the General Partners negotiated a settlement with the borrower to release the Subordinated Promissory Note, and $250,000 was received in July 1998.

     The General Partners do not expect any of the other PIMs still held in the Partnership's portfolio to pay off during 2000. Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership received basic interest-only payments on the Fannie Mae MBS at the rate of 7.375% per annum during 1999. Thereafter, the interest rate will range from 7.875% to 8.775% per annum through the maturity of the first mortgage loan in 2006. The Partnership also received its share of the scheduled $250,000 principal payment in January 1999. Although occupancy at Royal Palm averaged in the low 90% range through 1999, it faces significant competition from neighboring properties that have changed ownership and benefited from new capital investment in exterior and interior renovations. The Partnership agreed in 1993 to permanently reduce the interest rate on the Vista Montana first mortgage loan to 7.375% per annum.

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

     The Partnership includes in cash and cash equivalents approximately $12.5 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

     The Partnerships's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 1999, the Trust's PIMs, PIMIs and MBS comprise the majority of the Partnerhsip's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

     The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular dividend distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs and PIMIs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

     The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.


                                    Expected maturity dates ($ in thousands)


                             2000      2001      2002      2003      2004      Thereafter    Total    Fair
                                                                                                      Value


Interest-sensitive assets:

MBS                         $  628    $ 528     $ 451      $ 391    $ 346       $ 19,266    $ 21,610  $ 22,244
Weighted
Average interest rate         8.60%     8.6      8.60%      8.60%    8.60%          8.60%       8.60%

PIMs                           157       96       103        111      120         18,446      19,033    18,624
Weighted
Average interest rate         7.52%    7.67%     7.79%      7.79%    7.80%          7.72%       7.72%

Total Interest-
sensitive assets            $  785    $ 624     $ 554      $ 502    $ 466       $ 37,712    $ 40,643  $ 40,868

Results of Operations

     The following discussion relates to the operation of the Partnership during the years ended December 31, 1999, 1998 and 1997.
                                                                        (Amounts in thousands)
                                                            1999                  1998               1997
   Interest income on PIMs:
       Basic interest                                     $ 2,085             $  2,257              $ 3,137
       Participation income                                  -                     250                  543
   Interest income on MBS                                   1,900                2,048                2,181
   Other interest income                                      231                  268                  218
   Partnership expenses                                      (505)                (551)                (722)
   Amortization of prepaid fees
    and expenses                                             (101)                (101)                (613)

      Net income                                          $ 3,610             $  4,171             $  4,744

     Net income decreased in 1999 as compared to 1998 and 1998 as compared to 1997 due primarily to decreases in interest income on PIMs and MBS.

     Basic interest on PIMs decreased in 1999 as compared to 1998 and 1998 as compared to 1997, primarily as a result of repayments of the Greentree PIM in March 1998 and the Pine Hills PIM in November 1997. Participation income on PIMs in 1998 was a result of the Greentree payoff while the 1997 income was a result of the Pine Hills payoff. Interest income on MBS declined when comparing 1999 to 1998 and 1998 to 1997, respectively, due to principal collections reducing the outstanding MBS portfolio. Interest income on MBS and basic interest on PIMs will continue to decline as principal collections reduce the outstanding balance of these investments.

     Amortization expense decreased in 1998 as compared to 1997 as all the prepaid fees and expenses associated with all the remaining PIMs, except Vista Montana, became fully amortized in 1997. Partnership expenses decreased in 1999 as compared to 1998 and in 1998 versus 1997. The decrease from 1998 to 1999 was primarily due to lower asset management fees caused by a declining asset base. The decrease from 1997 to 1998 was primarily due to lower asset management fees of approximately $95,000 because of a declining asset base and lower expense reimbursements of approximately of $49,000 because the Partnership received a rebate for expense reimbursements related to 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of the Partnership and is the general partner of The Krupp Company Limited Partnership-IV, the other General Partner of the Partnership, is as follows:


Name and Age                    Position with The Krupp Corporation

Douglas Krupp (53)              Co-Chairman, President and Director
George Krupp (55)               Co-Chairman, President and Director
Robert A. Barrows (42)          Vice President and Chief Accounting Officer


     Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. Mr. Krupp serves as a member of the Board of Trustees at Brigham & Women's Hospital. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989 and was elected trustee in 1990.

     George Krupp (age 55) is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

     Robert A. Barrows is Senior Vice President and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Barrows has held several positions within The Berkshire Group since joining the company in 1983 and is currently responsible for accounting, financial reporting, treasury and management information systems for Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers & Lybrand L.L.P. in Boston. He received a B.S. degree from Boston College and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1999 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,500,099 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

(b)     Exhibits:

        Number and Description
        Under Regulation S-K

     The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

          (4) Instruments defining the rights of security holders including indentures:

          (4.1)Amended  Agreement  of Limited  Partnership  dated as of June 27,
               1986 [Exhibit A to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-2520)].*

          (4.2)Subscription  Agreement  whereby a subscriber  agrees to purchase
               Units and adopts the provisions of the Amended Agreement of Limited Partnership [Exhibit D to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-2520)].*

          (4.3)Eighth  Amendment  and  Restatement  of  Certificate  of  Limited
               Partnership filed with the Massachusetts Secretary of State on February 6, 1987 [Exhibit 4.3 to Registrant's Report on Form 10-K for the year ended December 31, 1986 (File No. 33-2520)].*


          (10) Material Contracts:

                     Vista Montana

          (10.1) Subordinated  Promissory Note, dated March 31, 1988, between VM
               Associates Limited Partnership, an Arizona Limited Partnership and GMAC Mortgage Corporation of PA. [Exhibit 19.7 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.2) Subordinated Multi-family Deed of Trust, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership, and GMAC Mortgage Corporation of PA [Exhibit 19.8 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.3) Assignment of Subordinated Deed of Trust, dated March 31, 1988, between GMAC Mortgage Corporation of PA, and Krupp Insured Plus-II Limited Partnership, a Massachusetts Limited Partnership. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

          (10.4)  Assignment  of Closing  Documents,  dated July 12, 1988 by and between Krupp Insured Plus-II Limited Partnership ("KIP-II"), a Massachusetts limited partnership, and Krupp Insured Plus Limited Partnership ("KIP-I"), a Massachusetts limited partnership. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1988 (File No. 0-15815)].*

          (10.5) Deed of Trust,  dated  March 31,  1988  between  VM  Associates
               Limited Partnership, an Arizona limited partnership and Transamerica Title Insurance Company, a California corporation. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.6) Deed of Trust Note, dated March 31, 1988, between VM Associates
               Limited Partnership, an Arizona limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit
               19.12 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.7) Assignment of Mortgage and  Collateral  Documents,  dated March
               31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit
               19.13 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.8) Servicing Agreement,  dated March 31, 1988 by and between Krupp
               Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.14 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

          (10.9)  Modification  to the  First  mortgage  loan  and  subordinated
               Promissory Note, dated June 7, 1993, by and between Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership. [Exhibit 10.28 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

          (10.10)  Assignment  of  interest  from  Krupp  Insured  Plus  Limited
               Partnership II to Krupp Insured Plus Limited Partnership, dated February 6, 1995. [Exhibit 10.29 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

                     Royal Palm Place

          (10.11) Supplement to Prospectus for FNMA Pool No. MB-109057. [Exhibit
               10.30 to Registrant's Report on Form 10-K for the year ended December 31, 1995(File No. 0-15815)].*

          (10.12) Subordinated Multifamily Mortgage dated March 20, 1991 between
               Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.13)  Amended  and  Restated  Subordinated  Promissory  Note  dated
               December 1, 1995 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Holder") [Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended December 31, 1995(File No.0-15815)].*

          (10.14)  Modification  Agreement  dated  March 20, 1991 by and between
               Royal Palm Place, Ltd., a Florida limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

          (10.15)  Participation  Agreement  dated March 20, 1991 between  Krupp
               Insured Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1991 (File No. 0-15815)].*

        * Incorporated by reference.


(c)     Reports on Form 8-K

          During the last quarter of the year ended December 31, 1999 the Partnership did not file any reports on Form 8-K.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2000.

     KRUPP INSURED PLUS LIMITED PARTNERSHIP

     By:  The Krupp Corporation,
          a General Partner


     By:   /s/ Douglas Krupp
          Douglas Krupp, Co-Chairman
          (Principal  Executive  Officer)  and  Director of The
          Krupp Corporation


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2000.

Signatures                  Title(s)


/s/ Douglas Krupp           Co-Chairman (Principal Executive Officer), President
Douglas Krupp               and  Director of The Krupp Corporation,
                            a General Partner of the Registrant.

 /s/ George Krupp           Co-Chairman (Principal Executive Officer)and Director
George Krupp                of The Krupp Corporation,
                            a General Partner of the Registrant

 /s/ Robert A. Barrows      Vice President and Chief Accounting Officer of
Robert A. Barrows           The Krupp Corporation,
                            a General Partner of the Registrant.

                            APPENDIX A

             KRUPP INSURED PLUS LIMITED PARTNERSHIP











                FINANCIAL STATEMENTS AND SCHEDULE
                       ITEM 8 of FORM 10-K

     ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
               For the Year Ended December 31, 1999

               KRUPP INSURED PLUS LIMITED PARTNERSHIP

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Report of Independent Accountants                                         F-3

Balance Sheets at December 31, 1999 and 1998                              F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 1999, 1998 and 1997                                          F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 1999, 1998 and 1997                                    F-6

Statements of Cash Flows for the Years
Ended December 31, 1999, 1998 and 1997                                    F-7

Notes to Financial Statements                                      F-8 - F-14




     All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                          REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Insured Plus Limited Partnership:

     In our opinion, the accompanying balance sheets and the related statements of income and comprehensive income, of partner's equity and of cash flows present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the "Partnership") at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with auditing principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United
     States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.




                                                     PricewaterhouseCoopers LLP




Boston, Massachusetts
March 17, 2000






                    KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                          December 31, 1999 and 1998


                                     ASSETS

                                                                           1999                      1998

 Participating Insured Mortgages
  ("PIMs") (Notes B, C and H)                                         $  19,032,999             $ 29,074,105
 Mortgage-Backed Securities and insured
  mortgage ("MBS") (Notes B, D and H)                                    21,918,397               23,880,438

     Total mortgage investments                                          40,951,396               52,954,543

 Cash and cash equivalents (Notes B, C and H)                            13,002,087                3,653,130
 Interest receivable and other assets                                       319,994                  367,780
 Prepaid acquisition fees and expenses, net of
  accumulated amortization of $657,985 and
  $590,032, respectively (Note B)                                           186,267                  254,220
 Prepaid participation servicing fees, net of
  accumulated amortization of $226,219 and
  $193,113, respectively (Note B)                                           104,833                  137,939

     Total assets                                                     $  54,564,577            $  57,367,612



                                          LIABILITIES AND PARTNERS' EQUITY

 Liabilities                                                          $      19,550            $      20,198

 Partners' equity (deficit) (Notes A, C and E):

   Limited Partners                                                      54,522,528               56,720,679
    (7,500,099 Limited Partner interests
     outstanding)

   General Partners                                                        (241,347)                (237,028)

   Accumulated Comprehensive Income (Note B)                                263,846                  863,763

     Total Partners' equity                                              54,545,027               57,347,414

     Total liabilities and Partners' equity                           $  54,564,577            $  57,367,612



                             The accompanying notes are an integral
                                part of the financial statements.



                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF INCOME & COMPREHENSIVE INCOME

               For the Years Ended December 31, 1999, 1998 and 1997



                                                                           1999              1998                 1997

Revenues:
   Interest income - PIMs
       Basic interest                                                $  2,085,273       $  2,257,069         $  3,136,659
       Participation interest                                            -                   250,000              542,650
   Interest income - MBS                                                1,899,734          2,048,263            2,181,378
   Other interest income                                                  230,826            268,481              217,976

            Total revenues                                              4,215,833          4,823,813            6,078,663

Expenses:
   Asset management fee to an affiliate (Note F)                          376,755            407,132              502,332
   Expense reimbursements to affiliates (Note F)                           42,279             27,413               76,727
   Amortization of prepaid fees and expenses (Note B)                     101,059            101,057              612,631
   General and administrative expenses                                     85,508            117,197              143,205

            Total expenses                                                605,601            652,799            1,334,895

Net income (Note G)                                                     3,610,232          4,171,014            4,743,768

Other Comprehensive Income:

     Net change in unrealized gain on MBS                                (599,917)          (360,068)             223,447


Total Comprehensive Income                                           $  3,010,315       $  3,810,946         $  4,967,215

  Allocation of net income (Notes E and G):

  Limited Partners                                                   $  3,501,925       $  4,045,884         $  4,601,455

  Average net income per Limited Partner Interest                    $        .47       $        .54         $        .61
       (7,500,099 Limited Partner interests outstanding)

     General Partners                                                $    108,307       $    125,130         $    142,313







                      The accompanying notes are an integral
                         part of the financial statements.



                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                      STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                 For the Years Ended December 31, 1999, 1998 and 1997



                                                                                        Accumulated            Total
                                                    Limited        General            Comprehensive           Partners'
                                                   Partners        Partners               Income               Equity


Balance at December 31, 1996                     $72,448,679       $(194,008)           $1,000,384           $73,255,055

Net income                                         4,601,455         142,313                 -                 4,743,768

Quarterly distributions                           (5,700,093)       (172,798)                -                (5,872,891)

Special distributions                             (4,575,060)          -                     -                (4,575,060)

Change in unrealized gain
  on MBS                                               -               -                   223,447               223,447

Balance at December 31,1997                       66,774,981        (224,493)            1,223,831            67,774,319

Net income                                         4,045,884         125,130                  -                4,171,014

Quarterly distributions                           (5,700,075)       (137,665)                 -               (5,837,740)

Special distribution                              (8,400,111)          -                      -               (8,400,111)

Change in unrealized gain
  on MBS                                               -               -                  (360,068)             (360,068)

Balance at December 31,1998                       56,720,679        (237,028)              863,763            57,347,414

Net income                                         3,501,925         108,307                 -                 3,610,232

Quarterly distributions                           (5,700,076)       (112,626)                -                (5,812,702)

 Change in unrealized gain
    on MBS                                              -              -                  (599,917)             (599,917)

 Balance at December 31, 1999                   $ 54,522,528       $(241,347)           $  263,846           $54,545,027



                             The accompanying notes are an integral
                                 part of the financial statements.


                             KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                    STATEMENTS OF CASH FLOWS

                      For the Years Ended December 31, 1999, 1998 and 1997


                                                                             1999                 1998                 1997
Operating activities:
Net income                                                              $   3,610,232         $  4,171,014         $ 4,743,768
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization of prepaid fees and expenses                                  101,059              101,057             612,631
   Shared Appreciation Interest and prepayment premium                          -                 (250,000)           (252,260)
   Premium Amortization                                                         6,630                -                      -
Changes in assets and liabilities:
Decrease (increase) in interest receivable
   and other assets                                                            47,786              166,398             (16,702)
Increase (decrease) in liabilities                                               (648)                (919)              2,649

Net cash provided by operating activities                                   3,765,059            4,187,550           5,090,086

Investing activities:
Principal collections and prepayments on PIMs
 including prepayment premium of $250,000
   in 1998 and Shared Appreciation Income
     of $252,260 in 1997.                                                  10,041,106            8,945,730           5,228,215
Principal collections on MBS                                                1,355,494            1,657,086           1,473,068

Net cash provided by investing activities                                  11,396,600           10,602,816           6,701,283

Financing activities:
Quarterly distributions                                                    (5,812,702)          (5,837,740)         (5,872,891)
Special distributions                                                        -                  (8,400,111)         (4,575,060)

Net cash used for financing activities                                     (5,812,702)         (14,237,851)        (10,447,951)

Net increase in cash and cash equivalents                                   9,348,957              552,515           1,343,418
Cash and cash equivalents, beginning of period                              3,653,130            3,100,615           1,757,197

Cash and cash equivalents, end of period                                 $ 13,002,087         $  3,653,130        $  3,100,615




                                       The accompanying notes are an integral
                                          part of the financial statements.

                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            NOTES TO FINANCIAL STATEMENTS

A.   Organization

     Krupp Insured Plus Limited Partnership (the "Partnership") is a Massachusetts Limited Partnership. The Partnership was organized for the purpose of investing in multi-family loans and mortgage-backed securities. The General Partners of the Partnership are The Krupp Corporation and The Krupp Company Limited Partnership-IV and the Corporate Limited Partner is Krupp Depositary Corporation. The Partnership terminates on December 31, 2025, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

     The Partnership commenced the public offering of Units on July 7, 1986 and completed its public offering having sold 7,499,099 Units for $149,489,830 net of purchase volume discounts of $510,150 as of January 27, 1987. In addition, Krupp Depositary owns 100 Units.

B.   Significant Accounting Policies

     The Partnership uses the following accounting policies for financial reporting purposes which differ in certain respects from those used for federal income tax purposes (Note G):

     MBS

     The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), classifies its MBS portfolio as available-for-sale. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' Equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' (FAS 130). FAS 130 established standards for reporting and displaying comprehensive income and its components. FAS 130 requires comprehensive income and its components, as recognized under accounting standards, to be displayed in a financial statement with the same prominence as other financial statements, if material. Accordingly, unrealized gains (losses) on the Partnership's available-for sale securities have been included in other comprehensive income.

     The Federal Housing Administration (FHA) insured mortgage is carried at amortized cost. The Partnership holds this loan at amortized cost since it is fully insured by the FHA.

     PIMs

     The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Fannie Mae MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration PIM (FHA PIM) is carried at amortized cost since they are fully insured by the FHA.

     Basic interest on PIMs is recognized at the stated rate of the Federal Housing Administration insured mortgage (less the servicer's fee) or the stated coupon rate of the Fannie Mae MBS. The Partnership recognizes interest related to the participation features as earned and when it deems these amounts are collectible. The Partnership holds a participating mortgage loan insured by the Federal Housing Administration and carries it at amortized cost.

     Cash and Cash Equivalents

     The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

                                     Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

B.   Significant Accounting Policies, Continued


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

     The Partnership amortizes the prepaid participation servicing fees using a method that approximates the effective interest method over a ten year period beginning from the acquisition of the Fannie Mae MBS or final endorsement of the FHA loan.

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

C.      PIMs

     At December 31, 1999, and 1998 the Partnership had investments in two PIMs and three PIMs, respectively. The Partnership's PIMs consist of a Fannie Mae MBS representing the securitized first mortgage loan on the underlying property and a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"), and participation interests in the revenue stream and appreciation of the underlying properties above specified base levels. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

     The Partnership receives guaranteed monthly payments of principal and basic interest on the Fannie Mae MBS and HUD insures the FHA mortgage loan. The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

     Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, but only to the extent that it exceeds the amount of Minimum Additional Interest earned during such month or 25% of distributable surplus cash, (iii) "Shared Appreciation Interest" which is 30% of any increase in the value of the underlying property in excess of a specified base to 25% of the net sales proceeds.

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


                                       Continued

                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

                       NOTES TO FINANCIAL STATEMENTS, continued

  C.    PIMs, continued

     The borrower may prepay the first mortgage loan subject to a 9% prepayment premium in years six through nine, a 1% prepayment premium in year ten and no prepayment premium thereafter.

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

     In December 1999, the Partnership received a prepayment in the amount of $9,746,923 representing the outstanding principal balance due on the La Costa PIM. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and interest payments until the GNMA mortgagee exercised its right to prepay the GNMA MBS due to the continuing default of the underlying first mortgage loan. The Partnership did not receive any participation interest as a result of this default. On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest.

     In July of 1997 the borrower on the Greentree PIM defaulted on the first mortgage obligation, but the Partnership continued to receive its full principal and basic interest payments because GNMA guaranteed those payments. In March 1998, GNMA exercised its right to prepay the GNMA MBS due to the continuing default of the underlying first mortgage loan. The Partnership received proceeds from the prepayment of the GNMA MBS in the amount of $8,382,336. On April 16, 1998, the Partnership made a special distribution to the investors from the capital proceeds of $1.12 per Limited Partner interest. Subsequent to the payoff of the GNMA MBS, the General Partners negotiated a settlement with the borrower to release the Subordinated Promissory Note, and $250,000 was received in July 1998.

     At December 31, 1999 and 1998 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

     The Partnership's PIMs consist of the following at December 31, 1999 and 1998:


                          Original         Interest    Maturity           Monthly               Investment Basis at
PIMs                  Face Amount         Rates (a)       Dates           Payment                   December 31,
                                                                                             1999                   1998
GNMA
La Costa              $  11,050,000            -            -               -            $     -              $  9,890,213
Apts.
Miami Fl.

FHA
Vista Montana            13,814,400        7.375%       12/1/33            86,000          13,400,589           13,483,058
Apts.                      (b)
Val Vista Lakes, Az.

Fannie Mae
Royal Palm Place          6,021,258        7.875%        4/1/06             -               5,632,410             5,700,834
Kendall, Fl.             (c)                 (d)

                        $19,835,658                                                      $ 19,032,999         $  29,074,105
                                                                                            (e)

                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

  C.    PIMs, continued

          (a) Represents only the stated interest rate of the FNMA MBS or the stated interest rate of the FHA mortgage loan less the servicing fee. In addition, the Partnership may receive participation income, consisting of (i) Minimum Additional Interest, (ii) Shared Income Interest and (iii) Shared Appreciation Interest.

          (b) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower of the FHA PIM for a permanent interest rate reduction from 8.875% per annum to 7.375% per annum, retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Income from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness at the time of sale. In the event of a refinancing, Shared Appreciation Income is 25% of the appraised value over the outstanding indebtedness at the time of refinancing. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.

          (c) The total PIM on the underlying property is $22,000,000 of which 73% or $15,978,742 is held by Krupp Insured Plus III Limited Partnership, an affiliate of the Partnership.

          (d) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Fannie Mae MBS and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the FNMA MBS at interest rates ranging from 7.875% to 8.775% per annum through maturity. The Partnership will receive its pro-rata share of the annual principal payment totaling $250,000 due in January 2000.

          (e) The aggregate cost of PIMs for federal income tax purposes is $19,032,999.

     A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 1999 is as follows:

                                                              1999                 1998                  1997
Balance at beginning of period                            $  29,074,105       $   37,769,835          $ 42,745,790

Deductions during period:

Prepayment and principal collections                        (10,041,106)          (8,695,730)           (4,975,955)

Balance at end of period                                  $  19,032,999       $   29,074,105          $ 37,769,835

     The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in two states. The apartment complexes range in size from 352 to 377 units.

D.    MBS

     At December 31, 1999, the Partnership's MBS portfolio had an amortized cost of $12,541,035 and gross unrealized gains and losses of $265,822 and $1,976 respectively. At December 31, 1998, the Partnership's MBS portfolio had an amortized cost of $13,861,966 and gross unrealized gains of $863,763. The portfolio has maturities ranging from 2006 to 2032. At December 31, 1999 and 1998, the Partnership's insured mortgage had an amortized cost of $9,113,516, and $9,154,709, respectively.

                                                                                                Unrealized
                         Maturity Date                        Fair Value                        Gain/(Loss)
                          2001 - 2005                       $        -                         $      -
                          2006 - 2010                             967,190                           42,870
                          2011 - 2032                          21,276,651                          546,420

                              Total                         $  22,243,841                      $   589,290

                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS, continued


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

     During 1999, 1998 and 1997, the Partnership made quarterly distributions totaling $.76 per Unit annually. The Partnership made special distributions of $1.12, and $.61 per Unit in 1998, and 1997 respectively.


     As of December 31, 1999, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                   Corporate
                                                    Limited              General           Unrealized
                              Unitholders            Partner             Partners         gain on MBS            Total
Capital                      $149,489,830         $    2,000           $     3,000      $        -           $149,494,830
contributions

Syndication                     (7,906,604)             -                     -                  -             (7,906,604)
Costs

Quarterly
distributions                 (117,536,046)           (1,611)           (2,752,614)                          (120,290,271)

Special
Distributions                  (50,624,974)             (675)                    -               -            (50,625,649)

Net income 81,099,517                1,091         2,508,267                                                   83,608,875

Unrealized
gains on MBS                        -                   -                    -               263,846              263,846
Balance at
December 31, 1999             $ 54,521,723       $       805            $ (241,347)     $    263,846         $ 54,545,027

                             KRUPP INSURED PLUS LIMITED PARTNERSHIP

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

G.     Federal Income Taxes

     The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 1999 federal income tax return is as follows:

        Net income from statement of operations                                                   $3,610,232

       Less:     Book to tax difference for amortization of
                 prepaid expenses and fees                                                           (552,989)

        Net income for federal income tax purposes                                                $3,057,243

     The allocation of the 1999 net income for federal income tax purposes is as follows:

                                                                        Portfolio
                                                                          Income

        Unitholders                                                    $ 2,965,486
        Corporate Limited Partner                                               40
        General Partners                                                    91,717

                                                                       $ 3,057,243

     For the years ended December 31, 1999, 1998 and 1997 the average per unit net income to the Unitholders for federal income tax purposes was $.40, $.48, and $.64, respectively.

     The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $343,000 and $290,000 at December 31, 1999 and 1998, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same for its tax basis at December 31, 1999 and 1998, respectively.

H. Fair Value Disclosures of Financial Instruments

     The Partnership used the following methods and assumptions to estimate the fair value of each class of financial instruments:

        Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturity of those instruments.

                    KRUPP INSURED PLUS LIMITED PARTNERSHIP

  H.    Fair Value Disclosures of Financial Instruments, continued

     MBS

     The  Partnership  estimated  the fair  value of MBS based on quoted  market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains and losses of approximately $591,000 and $2,000 at December 31, 1999 and $864,000 and $0 at December 31, 1998.

     PIMs

     There is no active trading market for these investments, so management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties, because Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized losses of approximately $409,000 at December 31, 1999, and unrealized gains of approximately $680,000 at December 31, 1998.

     At December 31, 1999 and 1998, the Partnership estimates fair the value of its financial instruments as follows:

                                                                        (Rounded to $1,000)
                                                                       1999                              1998

                                                               Fair             Carrying         Fair          Carrying
                                                                Value              Value         Value           Value
            Cash and cash equivalents                      $   13,002           $ 13,002       $  3,653        $ 3,653

            MBS and insured mortgages                          22,244             21,918        23,880          23,880

            PIMs                                               18,624             19,033        29,754          29,074

                                                           $   53,870           $ 53,953       $57,287         $56,607


     Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

     Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 1999 and the period from inception through December 31, 1999. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                             (Amounts in thousands, except per Unit amounts)
                                                                                          Year           Inception
                                                                                         Ended            Through
                                                                                        12/31/99          12/31/99
Distributable Cash Flow:
Income for tax purposes                                                                 $ 3,057            $ 84,216
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                   654              7,671
 Shared appreciation income                                                                  -                 (502)
 Amortization of MBS premiums                                                                7                291
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                      -                1,098
 Gain on sale of MBS                                                                         -                 (114)

Total Distributable Cash Flow ("DCF")                                                    $ 3,718           $ 92,660

Limited Partners Share of DCF                                                            $ 3,607           $ 89,880

Limited Partners Share of DCF per Unit                                                   $   .48           $  11.98 (c)

General Partners Share of DCF                                                           $    111           $  2,780

Net Proceeds from Capital Transactions:
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including shared appreciation
  income                                                                                $ 10,041           $ 87,189
Principal collections on MBS                                                               1,355             44,989
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                    -               (40,775)
Gain on sale of MBS                                                                         -                   114

Total Net Proceeds from Capital Transactions                                            $ 11,396           $ 91,517

Cash available for distribution
  (DCF plus Net Proceeds from Capital Transactions)                                     $ 15,114           $184,177

Distributions: (includes special distributions)
Limited Partners                                                                        $ 15,450 (a)       $179,338 (b)

Limited Partners Average per Unit                                                       $   2.06 (a)      $   23.91 (b)(c)

General Partners                                                                        $    111 (a)      $   2,780 (b)

     Total Distributions                                                                $ 15,561          $ 182,118


          (a) Represents all distributions paid in 1999 except the February 1999 distribution and includes the special distribution paid in January 2000 and an estimate of the distribution to be paid in February 2000.

          (b) Includes the special distribution paid in January 2000 and an estimate of the distribution to be paid in February 2000.

          (c) Limited Partners average per Unit return of capital as of February 2000 is $11.93 [$23.91 - $11.98]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.