Form 10-Q
period 2000-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2000-05-12
CIK 786622

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2000

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


                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                       BALANCE SHEETS


                                           ASSETS
                                                                           March 31,               December 31,
                                                                             2000                      1999

Participating Insured Mortgages ("PIMs")                               $   18,942,520            $   19,032,999
   (Note 2)
Mortgage-Backed Securities and
   insured mortgage("MBS") (Note 3)                                        21,698,031                21,918,397

   Total mortgage investments                                              40,640,551                40,951,396

Cash and cash equivalents (Note 2)                                          2,847,008                13,002,087
Interest receivable and other assets                                          291,286                   319,994
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $674,973 and
 $657,985 respectively                                                        169,279                   186,267
Prepaid participation servicing fees, net of
 accumulated amortization of $234,495 and
 $226,219, respectively                                                        96,557                   104,833

   Total assets                                                        $   44,044,681            $   54,564,577


                                              LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                            $       12,976           $        19,550

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                       44,079,477                54,522,528

  General Partners                                                           (246,206)                 (241,347)

  Accumulated Comprehensive Income                                            198,434                   263,846

   Total Partners' equity                                                  44,031,705                54,545,027

   Total liabilities and Partners' equity                              $   44,044,681           $    54,564,577


                                The accompanying notes are an integral
                                   part of the financial statements.



                                 KRUPP INSURED PLUS LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                                                 For the Three Months
                                                                                     Ended March 31,

                                                                                2000                 1999
Revenues:
   Interest income - PIMs
        Basic interest                                                  $      349,357      $       537,184
   Interest income - MBS                                                       462,298              489,226
Other interest income                                                           64,952               45,683

            Total revenues                                                     876,607            1,072,093

Expenses:
   Asset management fee to an affiliate                                         75,429               95,558
   Expense reimbursements to affiliates                                         11,457                1,746
   Amortization of prepaid fees and expenses                                    25,264               25,266
General and administrative                                                       9,718               13,720

            Total expenses                                                     121,868              136,290

Net income                                                                     754,739              935,803

Other Comprehensive Income:

   Net change in unrealized gain on MBS                                        (65,412)             (17,255)

Total Comprehensive Income                                              $      689,327      $       918,548

Allocation of net income (Note 4):

   Limited Partners                                                     $      732,097      $       907,729

   Average net income per Limited Partner
    interest (7,500,099 Limited Partner
    interests outstanding)                                              $          .10      $          .12

   General Partners                                                     $       22,642      $        28,074




                                 The accompanying notes are an integral
                                    part of the financial statements.


                                  KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                         STATEMENTS OF CASH FLOWS



                                                                                          For the Three Months
                                                                                             Ended March 31,

                                                                                      2000                   1999

Operating activities:
    Net income                                                              $        754,739       $         35,803
    Adjustments to reconcile net income to net cash
          provided by operating activities:
      Amortization of prepaid fees and expenses                                       25,264                 25,266
Changes in assets and liabilities:
Decrease in interest receivable and other assets                                      28,708                 12,524
(Decrease) increase in liabilities                                                    (6,574)               189,161
   Net cash provided by operating activities                                         802,137              1,162,754

Investing activities:
   Principal collections on MBS                                                      154,954                386,872
   Principal collections on PIMs                                                      90,479                126,545

           Net cash provided by investing activities                                 245,433                513,417

Financing activities:
   Quarterly distributions                                                        (1,452,520)            (1,453,608)
   Special distributions                                                          (9,750,129)                 -
            Net cash used for financing activities                               (11,202,649)            (1,453,608)


Net increase (decrease) in cash and cash equivalents                             (10,155,079)               222,563
Cash and cash equivalents, beginning of period                                    13,002,087              3,653,130

Cash and cash equivalents, end of period                                    $      2,847,008       $      3,875,693

Non cash activities:
Decrease in Fair Value of MBS                                               $        (65,412)      $        (17,255)







                         The accompanying notes are an integral
                            part of the financial statements.

                         KRUPP INSURED PLUS LIMITED PARTNERSHIP

                              NOTES TO FINANCIAL STATEMENTS


1.    Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 1999 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2000 and its results of operations and cash flows for the three months ended March 31, 2000 and 1999.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       PIMs

On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest from the principal proceeds received from the payoff of the La Costa PIM in the amount of $9,746,923. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and basic interest payments until the default was resolved, because GNMA guaranteed those payments to the Partnership. The Partnership did not receive any participation interest as a result of this default.

At March 31, 2000, the Partnership's PIMs have a fair market value of $18,675,374 and gross unrealized gains and losses of $434 and $267,580, respectively. The PIMs have maturities ranging from 2006 to 2033.

3.    MBS

At March 31, 2000, the Partnership's MBS portfolio has an amortized cost of $12,396,863 and gross unrealized gains and losses of $202,298, and $3,864, respectively. The Partnership's insured mortgage has an amortized cost of $9,102,734. The portfolio has maturities from 2006 to 2032.

4.    Changes in Partners' Equity


A summary of changes in Partners' Equity for the three months ended March 31, 2000 is as follows:

                                                                                    Accumulated          Total
                                                 Limited           General         Comprehensive       Partners'
                                                Partners          Partners            Income            Equity
Balance at December 31, 1999                $    54,522,528     $  (241,347)    $     263,846     $   54,545,027

Net income                                          732,097          22,642              -               754,739

Quarterly distributions                          (1,425,019)        (27,501)             -            (1,452,520)

Special distributions                            (9,750,129)          -                  -            (9,750,129)

Change in unrealized gain on MBS                    -                 -               (65,412)           (65,412)

Balance at March 31, 2000                   $     44,079,477    $  (246,206)    $     198,434     $   44,031,705


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

Liquidity and Capital Resources

At March 31, 2000 the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.8 million as well as the cash flow provided by its investments in PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors of approximately $1.4 million each quarter. The Partnership currently has a distribution rate of $.76 per Limited Partner interest per year, paid in quarterly installments of $.19 per Limited Partner interest. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents, and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General Partners believe the Partnership will need to adjust the current distribution rate beginning with the distribution payable in August 2000. The General Partners will determine the new rate during the second quarter.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest from the principal proceeds received from the payoff of the La Costa PIM in the amount of $9,746,923. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and basic interest payments until the default was resolved, because GNMA guaranteed those payments to the Partnership. The Partnership did not receive any participation interest as a result of this default.

The General Partners currently do not expect either of the remaining PIMs still held in the Partnership's portfolio to pay off during 2000. Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 7.875% per annum during 2000. Thereafter, the interest rate will range from 7.875% to 8.775% per annum through the maturity of the first mortgage loan in 2006. The Partnership also received its share of the scheduled $250,000 principal payment in January 2000. Although occupancy at Royal Palm averaged in the low 90% range through 1999, it faces significant competition from neighboring properties that have changed ownership and benefited from new capital investment in exterior and interior renovations. The Partnership agreed in 1993 to change the original participation terms and to permanently reduce the rate on the Vista Montana first mortgage loan to 7.375% per annum when construction was significantly delayed. The borrower also raised additional equity at the time of the modification by selling investment tax credits, which have been held in escrow and are used to fund operating deficits. Although the property, located in a suburb of Phoenix, maintains occupancy in the low to mid 90% range, revenues generally do not cover all operating and capital costs, and the shortfalls are covered by the escrow.

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

Results of Operations

Net income decreased by approximately $181,000 during the three months ended March 31, 2000 as compared to the same period ending 1999.

This decrease was due primarily to lower basic interest on PIMs of approximately $188,000. The reduction in basic interest on PIMs is primarily due to the payoff of the La Costa Apartments PIM in December of 1999.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Partnership includes in cash and cash equivalents approximately $2.6 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

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



                Krupp Insured Plus Limited Partnership
                              (Registrant)



                BY:
                    Robert A. Barrows
                    Vice-President (Chief Accounting Officer) of
                    The Krupp Corporation, a General Partner of the Registrant.




DATE:  April 28, 2000