Form 10-Q
period 2000-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2000-08-03
CIK 786622

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000

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



                               KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                           BALANCE SHEETS


                                               ASSETS

                                                                            June 30,             December 31,
                                                                              2000                   1999

Participating Insured Mortgages ("PIMs")
   (Note 2)                                                           $      18,920,514       $      19,032,999
Mortgage-Backed Securities and
   insured mortgage("MBS") (Note 3)                                          21,450,862              21,918,397

   Total mortgage investments                                                40,371,376              40,951,396

Cash and cash equivalents                                                     2,448,494              13,002,087
Interest receivable and other assets                                            208,459                 319,994
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $689,177 and
 $657,985 respectively                                                          155,075                 186,267
Prepaid participation servicing fees, net of
 accumulated amortization of $243,775 and
 $226,219, respectively                                                          87,277                 104,833

   Total assets                                                       $      43,270,681       $      54,564,577


                                              LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                           $          10,002       $          19,550

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                         43,354,448              54,522,528


  General Partners                                                             (247,957)               (241,347)

  Accumulated Comprehensive Income                                              154,188                 263,846

   Total Partners' equity                                                    43,260,679              54,545,027

   Total liabilities and Partners' equity                             $      43,270,681       $      54,564,577



                           The accompanying notes are an integral
                              part of the financial statements.



                          KRUPP INSURED PLUS LIMITED PARTNERSHIP

                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                            For the Three Months               For the Six Months
                                                                Ended June 30,                   Ended June 30,

                                                         2000               1999             2000              1999
Revenues:
Interest income - PIMs
Basic interest                                      $   369,889       $    536,064    $     719,246       $  1,073,248
Participation interest                                   10,000              -               10,000              -
   Interest income - MBS                                457,697            478,950          919,995            968,176
   Other interest income                                 40,819             44,105          105,771             89,788

         Total revenues                                 878,405          1,059,119        1,755,012          2,131,212

Expenses:
 Asset management fee to an affiliate                    75,089             95,847          150,518            191,405

   Expense reimbursements to affiliates                  14,853             13,512           26,310             15,258
   Amortization of prepaid fees and expenses             23,484             25,264           48,748             50,530
   General and administrative                            43,340             25,586           53,058             39,306

         Total expenses                                 156,766            160,209          278,634           296,499

Net income                                              721,639            898,910        1,476,378          1,834,713

Other comprehensive income:

Net change in unrealized gain on MBS                    (44,246)          (180,790)        (109,658)          (198,045)


Total comprehensive income                          $   677,393        $   718,120     $  1,366,720      $   1,636,668


Allocation of net income (Note 4):

   Limited Partners                                 $   699,990        $   871,943     $  1,432,087      $   1,779,672

   Average net income per Limited
      Partner interest
    (7,500,099 Limited Partner
         interests outstanding)                     $       .09        $       .12     $        .19      $        .24

    General Partners                                $    21,649        $    26,967     $     44,291      $      55,041





                                       The accompanying notes are an integral
                                          part of the financial statements.



                                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                             STATEMENTS OF CASH FLOWS


                                                                                         For the Six Months
                                                                                           Ended June 30,
                                                                                      2000                1999
Operating activities:
   Net income                                                                     $  1,476,378       $   1,834,713
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         48,748              50,530

      Shared Appreciation Interest                                                     (10,000)             -
      Premium amortization                                                                 509              -
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                             111,535              14,663
         Decrease in liabilities                                                        (9,548)            (11,198)

               Net cash provided by operating activities                             1,617,622           1,888,708

Investing activities:
    Principal collections on MBS                                                       357,368             757,460
           Principal collections on PIMs including Shared Appreciation                 122,485             185,787
         Interest of $10,000 in 2000
               Net cash provided by investing activities                               479,853             943,247

Financing activities:
   Quarterly distributions                                                          (2,900,939)         (2,907,459)
    Special distribution                                                            (9,750,129)             -

               Net cash used for financing activities                              (12,651,068)         (2,907,459)

Net decrease in cash and cash equivalents                                          (10,553,593)            (75,504)

Cash and cash equivalents, beginning of period                                      13,002,087           3,653,130

Cash and cash equivalents, end of period                                          $  2,448,494       $   3,577,626

Non cash activities:
   Decrease in Fair Value of MBS                                                  $   (109,658)      $    (198,045)





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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2000 and its results of operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999.

The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       PIMs

On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest from the principal proceeds received from the payoff of the La Costa PIM in the amount of $9,746,923. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and basic interest payments until the default was resolved, because GNMA guaranteed those payments to the Partnership. Subsequent to the payoff, the Partnership received $10,000 to release the subordinated promissory note. This payment has been classified as Shared Appreciation Interest.

At June 30, 2000, the Partnership's PIMs have a fair market value of $18,649,536 and gross unrealized losses of $270,978. The PIMs have maturities ranging from 2006 to 2033.

3.    MBS

At June 30, 2000, the Partnership's MBS portfolio has an amortized cost of $12,204,967 and gross unrealized gains and losses of $163,005 and $8,817, respectively. The Partnership's insured mortgage has an amortized cost of $9,091,707. The portfolio has maturities ranging from 2006 to 2032.






                                      Continued


                         KRUPP INSURED PLUS LIMITED PARTNERSHIP

                              NOTES TO FINANCIAL STATEMENTS




4.    Changes in Partners' Equity

A summary of changes in Partners'  Equity for the six months ended June 30, 2000 is as follows:
                                                                                     Accumulated         Total
                                                    Limited          General        Comprehensive      Partners'
                                                    Partners        Partners            Income           Equity
Balance at December 31, 1999                     $ 54,522,528      $  (241,347)      $  263,846      $   54,545,027

Net income                                          1,432,087           44,291            -               1,476,378

Quarterly distributions                            (2,850,038)         (50,901)           -              (2,900,939)

Special distribution                               (9,750,129)           -                -              (9,750,129)

Change in unrealized gain
 on MBS                                                 -                -             (109,658)           (109,658)

Balance at June 30, 2000                         $ 43,354,448      $  (247,957)      $  154,188      $   43,260,679


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

Liquidity and Capital Resources

At June 30, 2000 the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.4 million as well as the cash flow provided by its investments in PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors of approximately $1.4 million each quarter. The Partnership currently has a distribution rate of $.76 per Limited Partner interest per year, paid in quarterly installments of $.19 per Limited Partner interest. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents, and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General Partners believe the Partnership will need to adjust the current distribution rate beginning with the distribution payable in February 2001. The General Partners will determine the new rate during the third quarter.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest from the principal proceeds received from the payoff of the La Costa PIM in the amount of $9,746,923. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and basic interest payments until the default was resolved, because GNMA guaranteed those payments to the Partnership. Subsequent to the payoff, the Partnership received $10,000 to release the subordinated promissory note. This payment has been classified as Shared Appreciation Interest.

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

Results of Operations

Net income decreased by $177,000 during the three months ended June 30, 2000 compared to the same period in 1999. This decrease was primarily due to a decrease in PIM basic interest which resulted from the La Costa PIM payoff.

Net income decreased by $358,000 during the six months ended June 30, 2000 compared to the same period in 1999. This decrease was primarily due to a decrease in PIM basic interest which resulted from the La Costa PIM payoff.

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

The Partnership includes in cash and cash equivalents approximately $1.9 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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




         DATE:  August 5, 2000