Form 10-Q
period 2000-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2000-11-13
CIK 786622

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2000

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

                            KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                        BALANCE SHEETS


                                            ASSETS



                                                                          September 30,           December 31,
                                                                               2000                    1999

Participating Insured Mortgages ("PIMs")
   (Note 2)                                                           $      18,898,092       $      19,032,999
Mortgage-Backed Securities and
   insured mortgage("MBS") (Note 3)                                          18,930,343              21,918,397

   Total mortgage investments                                                37,828,435              40,951,396

Cash and cash equivalents                                                     4,260,548              13,002,087
Interest receivable and other assets                                            192,500                 319,994
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $705,143 and
 $657,985 respectively                                                          139,109                 186,267
Prepaid participation servicing fees, net of
 accumulated amortization of $252,760 and
 $226,219, respectively                                                          78,292                 104,833

   Total assets                                                       $      42,498,884       $      54,564,577


                                              LIABILITIES AND PARTNERS' EQUITY


Liabilities                                                           $          15,003       $          19,550

Partners' equity

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                         42,533,980              54,522,528

  General Partners                                                             (251,329)               (241,347)

  Accumulated Comprehensive Income                                              201,230                 263,846

   Total Partners' equity                                                    42,483,881              54,545,027

   Total liabilities and Partners' equity                             $      42,498,884       $      54,564,577



                              The accompanying notes are an integral
                                 part of the financial statements.

                             KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          STATEMENTS OF INCOME AND COMPREHENSIVE INCOME




                                                          For the Three Months               For the Nine Months
                                                           Ended September 30,                Ended September 30,

                                                         2000             1999              2000               1999
Revenues:
Interest income - PIMs
Basic interest                                      $   348,558     $      534,946    $   1,067,804       $  1,608,194
Participation interest                                     -                 -               10,000                -
   Interest income - MBS                                382,188            469,560        1,302,183          1,437,736
   Other interest income                                 40,551             46,343          146,322            136,131

         Total revenues                                 771,297          1,050,849        2,526,309          3,182,061

Expenses:
 Asset management fee to an affiliate                    73,998             96,135          224,516            287,540

   Expense reimbursements to affiliates                  14,853             13,512           41,163             28,770
   Amortization of prepaid fees and expenses             24,951             25,263           73,699             75,793
   General and administrative                            34,246             28,251           87,304             67,557

         Total expenses                                 148,048            163,161          426,682            459,660

Net income                                              623,249            887,688        2,099,627          2,722,401

Other comprehensive income:

Net change in unrealized gain on MBS                     47,042           (102,487)         (62,616)          (300,532)


Total comprehensive income                          $   670,291        $   785,201     $  2,037,011      $   2,421,869


Allocation of net income (Note 4):

   Limited Partners                                 $   604,551        $   861,057     $  2,036,638      $   2,640,729

   Average net income per Limited
      Partner interest
    (7,500,099 Limited Partner
         interests outstanding)                     $       .08        $       .11     $        .27      $         .35

    General Partners                                $    18,698        $    26,631     $     62,989      $      81,672





                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


                                                                                        For the Nine Months
                                                                                         Ended September 30,

                                                                                      2000                1999
Operating activities:
   Net income                                                                     $  2,099,627       $   2,722,401
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         73,699              75,793

      Shared Appreciation Interest                                                     (10,000)             -
      Premium amortization                                                              53,923               3,022
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                             127,494              19,959
         Decrease in liabilities                                                        (4,547)             (6,697)

               Net cash provided by operating activities                             2,340,196           2,814,478

Investing activities:
    Principal collections on MBS                                                     2,871,515           1,064,155
           Principal collections on PIMs including Shared Appreciation
         Interest of $10,000 in 2000                                                   144,907             246,172

               Net cash provided by investing activities                             3,016,422           1,310,327

Financing activities:
   Quarterly distributions                                                          (4,348,028)         (4,360,204)
    Special distribution                                                            (9,750,129)             -

               Net cash used for financing activities                              (14,098,157)         (4,360,204)

Net decrease in cash and cash equivalents                                           (8,741,539)           (235,399)

Cash and cash equivalents, beginning of period                                      13,002,087           3,653,130

Cash and cash equivalents, end of period                                          $  4,260,548       $   3,417,731

Non cash activities:
   Decrease in Fair Value of MBS                                                  $    (62,616)      $    (300,532)







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

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results, which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.       PIMs

At September 30, 2000, the Partnership's PIMs have a fair market value of $18,639,790 and gross unrealized gains and losses of $41,726, and $300,028 respectively. The PIMs have maturities ranging from 2006 to 2034.

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

3.    MBS

At September 30, 2000, the Partnership's MBS portfolio has an amortized cost of $9,648,683 and gross unrealized gains and losses of $207,994 and $6,764, respectively. The Partnership's insured mortgage has an amortized cost of $9,080,430. The portfolio has maturities ranging from 2006 to 2032.

The Partnership received a payoff from the Chateau Bijou MBS on September 19, 2000 for $2,266,064. During October The Partnership received a 9% prepayment premium of $203,946 from this payoff. The Partnership will pay a special distribution in November of $.33 per Limited Partner interest from the proceeds received.





                                      Continued

                         KRUPP INSURED PLUS LIMITED PARTNERSHIP

                             NOTES TO FINANCIAL STATEMENTS






4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2000 is as follows:


                                                                                    Accumulated         Total
                                                     Limited         General       Comprehensive       Partners'
                                                    Partners         Partners          Income           Equity

Balance at December 31, 1999                     $ 54,522,528      $  (241,347)      $  263,846      $   54,545,027

Net income                                          2,036,638           62,989              -             2,099,627

Quarterly distributions                            (4,275,057)         (72,971)             -            (4,348,028)

Special distribution                               (9,750,129)           -                  -            (9,750,129)

Change in unrealized gain
 on MBS                                               -              -                  (62,616)            (62,616)

Balance at September 30, 2000                    $ 42,533,980      $  (251,329)      $  201,230      $   42,483,881


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

Liquidity and Capital Resources

At September 30, 2000 the Partnership had liquidity consisting of cash and cash equivalents of approximately $4.3 million as well as the cash flow provided by its investments in PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors of approximately $1.4 million each quarter. The Partnership currently has a distribution rate of $.19 per Limited Partner interest per quarter. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents, and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General
Partners have determined that the Partnership will adjust the current distribution rate beginning with the distribution payable in February 2001 to
 .10 per Limited Partner interest per quarter.

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

The Partnership received a payoff from the Chateau Bijou MBS on September 19, 2000 for $2,266,064. During October the Partnership received a 9% prepayment premium of $203,946 from this payoff. The Partnership will pay a special distribution in November of $.33 per Limited Partner interest from the proceeds received.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three and nine months ended September 30, 2000 and 1999.

Net Income decreased by $264,000 during the three months ended September 30, 2000 compared to the same period in 1999. The decrease is primarily due to the decrease in PIM basic interest which resulted from the Lacosta PIM payoff and a decrease in MBS interest income due to the principal collections received on the Single Family MBS.

Net income decreased by $623,000 during the nine months ended September 30, 2000 compared to the same period in 1999. The decrease is primarily due to the same reasons discussed above.

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

The Partnership includes in cash and cash equivalents approximately $4.0 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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



DATE:  November 3, 2000