Form 10-K
period 2000-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2001-04-02
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 2000
                ------------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                               ----------------    ------------------

Commission file number                0-15815
                     ------------------------------------------------

                     Krupp Insured Plus Limited Partnership
             (Exact name of registrant as specified in its charter)

          Massachusetts                            04-2915281
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

One Beacon Street, Boston, Massachusetts                      02108
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)       (617) 523-0066
                                                     -------------------------

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

  Yes   X    No
      -----     -----

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

The exhibit index is located on pages 8-10.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS
------

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

The Partnership's investments in PIMs consist of a securitized multi-family first mortgage loan or a sole participation interest in a Department of Housing and Urban Development ("HUD") multi-family insured first mortgage loan, and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property's value above certain specified base levels. The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring either a securitized first mortgage loan ("MBS"), originated under the lending program of Fannie Mae or a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program (collectively the "insured mortgages"). The Partnership receives the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage. The borrower conveyed the participation interests to the Partnership through either a subordinated promissory note and mortgage or a shared income and appreciation agreement. Fannie Mae guarantees the principal and interest payments for the Fannie Mae insured mortgage. HUD insures the first mortgage loan originated under the FHA lending program. The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

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

As of December 31, 2000, there were no personnel directly employed by the Partnership.

ITEM 2.  PROPERTIES
------
None.

ITEM 3.  LEGAL PROCEEDINGS
------
There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------
None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS
------

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2000 was approximately 5,800. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

During November 2000, the Partnership made a special distribution of $.33 per Limited Partner interest from the principal proceeds and prepayment premium received from the Chateau Bijou MBS.

During January 2000, the Partnership made a special distribution of $1.30 per Limited Partner interest from the principal proceeds from the LaCosta PIM. The Partnership may make special distributions in the future if MBS or PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 2000 and 1999:




                                                            2000                                  1999
                                                  Amount          Per Unit            Amount              Per Unit
   Distributions:
        Limited Partners                       $  5,700,076       $   .76         $  5,700,076              $ .76
        General Partners                             97,014             -              112,626                  -
                                               ------------                       ------------

                                                  5,797,090                          5,812,702
                                               ------------                       ------------

   Special Distributions:
        Limited Partners                         12,225,162       $  1.63               -                     -
                                               ------------                       ------------

          Total Distributions                  $ 18,022,252                       $  5,812,702
                                               ============                       ============

ITEM 6.  SELECTED FINANCIAL DATA
------

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


                               2000                 1999                1998                1997                 1996
                               ----                 ----                ----                ----                 ----
Total revenues            $    3,587,833       $   4,215,833        $  4,823,813       $  6,078,663          $ 7,216,716

Net income                     3,038,185           3,610,232           4,171,014          4,743,768            5,329,348
Net income allocated to:
  Limited Partners             2,947,039           3,501,925           4,045,884          4,601,455            5,169,468

   Average Per Unit                  .39                 .47                . 54               . 61                 . 69

General Partners                  91,146             108,307            125,130             142,313              159,880

Total assets at:
  December 31                 39,651,355          54,564,577         57,367,612          67,795,436           73,273,523

Distributions to:
  Limited Partners             5,700,076           5,700,076          5,700,075           5,700,093            9,000,119
  Average per Unit                   .76                 .76                .76                 .76                 1.20
  Special to
   Limited Partners           12,225,162                 -            8,400,111           4,575,060           16,500,218
  Average per Unit                  1.63                 -                 1.12                 .61                 2.20

  General Partners                97,014             112,626            137,665             172,798              181,178



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------

Liquidity and Capital Resources

At December 31, 2000 the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.5 million as well as the cash flow provided by its investments in the PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents, and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General
Partners  have  determined   that  the  Partnership   will  adjust  the  current
distribution  rate beginning with the  distribution  payable in February 2001 to
 .10 per Limited Partner interest per quarter. This will result in a payment of approximately $750,000 each quarter.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

The Partnership received a payoff from the Chateau Bijou MBS on September 19, 2000 for $2,266,064. During October the Partnership received a 9% prepayment premium of $203,946 from this payoff. The Partnership paid a special distribution in November of $.33 per Limited Partner interest from the proceeds received.

In December 1999, the Partnership received a prepayment in the amount of $9,746,923 representing the outstanding principal balance due on the La Costa PIM. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and interest payments until the default was resolved as GNMA guaranteed those payments to the Partnership. The Partnership did not receive any participation interest as a result of this default. However, the Partnership received $10,000 from the Borrower to release the subordinated promissory note. This payment was classified as Shared Appreciation Interest. On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest.

In July 1997, the borrower on the Greentree PIM defaulted on the first mortgage obligation. The Partnership continued to receive its full principal and basic interest payments as GNMA guaranteed those payments. In March 1998, the GNMA mortgagee exercised its right to prepay the GNMA MBS due to the continuing default of the underlying first mortgage loan. The Partnership received proceeds from the prepayment of the GNMA MBS in the amount of $8,382,336. On April 16, 1998, the Partnership made a special distribution to the investors from the capital proceeds of $1.12 per Limited Partner interest. Subsequent to the payoff of the GNMA MBS, the General Partners negotiated a settlement with the borrower to release the Subordinated Promissory Note. In July 1998, the Partnership received $250,000.

The General Partners currently do not expect either of the remaining PIMs still held in the Partnership's portfolio to pay off during 2001. Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage loan in 2006. The Partnership also received its share of the scheduled $250,000 principal payment in January 2000. Although occupancy at Royal Palm averaged in the low 90% range through 2000, it faces significant competition from neighboring properties that have changed ownership and benefited from new capital investment in exterior and interior renovations. The Partnership agreed in 1993 to change the original participation terms and to permanently reduce the rate on the Vista Montana first mortgage loan to 7.375% per annum when construction was significantly delayed. The borrower also raised additional equity at the time of the modification by selling investment tax credits, that have been held in escrow and are used to fund operating deficits. Although the property, located in a suburb of Phoenix, maintains occupancy in the 90% range, revenues generally do not cover all operating and capital costs and the shortfalls are covered by the escrow.

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

Assessment of Credit Risk

The Partnership's investments in mortgages are guaranteed or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Partnership includes in cash and cash equivalents approximately $1.1 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2000, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they mature.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.


                                    Expected maturity dates ($ in thousands)


                    2001       2002     2003     2004      2005        Thereafter        Total           Fair
                                                                                         Face            Value
                                                                                         Value


Interest-sensitive assets:

MBS               $   478   $   410  $  358     $ 320     $  292     $      16,678    $    18,536      $     19,216
WAIR                8.58%     8.58%    8.58%     8.58%      8.58%            8.58%

PIMs                   96       104     112       121        130            18,312         18,875            18,617
WAIR                7.67%     7.79%    7.79%     7.79%      7.72%            7.72%
                  ------    ------   ------     -----     ------     -------------    -----------      ------------

Total Interest-
sensitive assets  $   574   $  514   $  470     $ 441     $  422     $      34,990    $    37,411      $     37,833
                  =======   ======   ======     =====     ======     =============    ===========      ============


Results of Operations


The following discussion relates to the operation of the Partnership during the years ended December 31, 2000, 1999 and 1998.


                                                                        (Amounts in thousands)
                                                            2000                  1999               1998
                                                            ----                  ----               ----
   Interest income on PIMs:
       Basic interest                                     $ 1,423             $  2,085             $  2,257
       Participation interest                                 214                -                      250
   Interest income on MBS                                   1,702                1,900                2,048
   Other interest income                                      249                  231                  268
   Partnership expenses                                      (449)                (505)                (551)
   Amortization of prepaid fees
    and expenses                                             (101)                (101)                (101)
                                                          -------             --------             --------

      Net income                                          $ 3,038             $  3,610             $  4,171
                                                          =======             ========             ========

Net income decreased for 2000 when compared with 1999 due primarily to the decrease in interest income on PIMs and MBS. Basic interest on PIMs decreased in 2000 as compared to 1999 due primarily to the repayment of the LaCosta PIM in December 1999. MBS interest income decreased in 2000 as compared to 1999 primarily due to principal collections received on the remaining MBS investments and the Chateau Bijou payoff in September 2000. Participation interest increased in 2000 compared with 1999 due to the Chateau Bijou prepayment premium and Shared Appreciation Interest from the LaCosta payoff received in 2000. Expenses decreased in 2000 as compared with 1999 due primarily to lower asset management fees caused by a declining asset base.

Net income  decreased in 1999 as compared to 1998 due  primarily to decreases in interest income on PIMs and MBS. Basic interest on PIMs decreased in 1999 as compared to 1998, primarily as a result of the repayment of the Greentree PIM in March 1998. Participation interest on PIMs in 1998 was a result of the Greentree payoff. Interest income on MBS declined when comparing 1999 to 1998, due to principal collections reducing the outstanding MBS portfolio. Partnership expenses decreased in 1999 as compared to 1998 primarily due to lower asset management fees caused by a declining asset base.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------

See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------

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

                                    Position with
          Name and Age              The Krupp Corporation

          Douglas Krupp (54)        Co-Chairman, President and Director
          George Krupp (56)         Co-Chairman, President and Director
          Robert A. Barrows (43)    Vice President and Chief Accounting Officer

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of three operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham, Massachusetts since September of 1997. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University. Douglas and George Krupp are brothers.

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

ITEM 11.  EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2000 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,500,099 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------

Information required under this Item is contained in Note F to the Partnership's financial statements presented in Appendix A to this report.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
-------

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

(b)     Exhibits:

        Number and Description
        Under Regulation S-K

        The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)  Instruments  defining the rights of security holders including  indentures:
     ------------------------------------------------------------------------

(4.1)Amended Agreement of Limited Partnership dated as of June 27, 1986 [Exhibit
     A to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-2520)].*

        (4.2) Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Amended Agreement of Limited Partnership [Exhibit D to Prospectus included in Amendment No. 1 of Registrant's Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-2520)].*

        (4.3) Eighth Amendment and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on February 6, 1987 [Exhibit 4.3 to Registrant's Report on Form 10-K for the year ended December 31, 1986 (File No. 33-2520)].*

        (10)  Material Contracts:
              ------------------

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

        * Incorporated by reference.


(c)     Reports on Form 8-K

        During the last quarter of the year ended December 31, 2000 the Partnership did not file any reports on Form 8-K.

                                   SIGNATURES






Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 2001.

KRUPP INSURED PLUS LIMITED PARTNERSHIP

By: The Krupp Corporation,
a General Partner


By: /s/ Douglas Krupp
-------------------------------------------------------------
Douglas Krupp, Co-Chairman
(Principal Executive Officer) and Director of
The Krupp Corporation


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 9th day of March, 2001.

Signatures                                           Title(s)
----------                                           --------


 /s/ Douglas Krupp             Co-Chairman (Principal Executive Officer),
-----------------------------  President and Director of The Krupp Corporation,
Douglas Krupp                  a General Partner of the Registrant.

 /s/ George Krupp              Co-Chairman (Principal Executive Officer)
-----------------------------  and Director of The Krupp Corporation,
George Krupp                   a General Partner of the Registrant

 /s/ Robert A. Barrows         Vice President and Chief Accounting Officer
-----------------------------  of The Krupp Corporation,
Robert A. Barrows              a General Partner of the Registrant.

                                   APPENDIX A

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP











                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2000



                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Report of Independent Accountants                                                                                 F-3

Balance Sheets at December 31, 2000 and 1999                                                                      F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 2000, 1999 and 1998                                                                                  F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 2000, 1999 and 1998                                                                            F-6

Statements of Cash Flows for the Years
Ended December 31, 2000, 1999 and 1998                                                                            F-7

Notes to Financial Statements                                                                              F-8 - F-15




All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of
Krupp Insured Plus Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the "Partnership") at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.








PricewaterhouseCoopers LLP
Boston, Massachusetts
March 23, 2001



                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2000 and 1999


                                     ASSETS



                                                                           2000                      1999
                                                                           ----                      ----

 Participating Insured Mortgages
  ("PIMs") (Notes B, C and H)                                         $  18,875,248            $  19,032,999
 Mortgage-Backed Securities and insured
  mortgage ("MBS") (Notes B, D and H)                                    18,864,480               21,918,397
                                                                      -------------            -------------

     Total mortgage investments                                          37,739,728               40,951,396

 Cash and cash equivalents (Notes B, C and H)                             1,460,786               13,002,087
 Interest receivable and other assets                                       260,797                  319,994
 Prepaid acquisition fees and expenses, net of
  accumulated amortization of $725,937 and
  $657,985, respectively (Note B)                                           118,315                  186,267
 Prepaid participation servicing fees, net of
  accumulated amortization of $259,323 and
  $226,219, respectively (Note B)                                            71,729                  104,833
                                                                      -------------            -------------

     Total assets                                                     $  39,651,355            $  54,564,577
                                                                      =============            ==============


                                          LIABILITIES AND PARTNERS' EQUITY

 Liabilities                                                          $      17,650            $      19,550
                                                                      -------------            -------------

 Partners' equity (deficit) (Notes A, C and E):

   Limited Partners                                                      39,544,329               54,522,528
    (7,500,099 Limited Partner interests
     outstanding)

   General Partners                                                        (247,215)                (241,347)

   Accumulated Comprehensive Income (Note B)                                336,591                  263,846
                                                                      -------------            -------------

     Total Partners' equity                                              39,633,705               54,545,027
                                                                      -------------            -------------

     Total liabilities and Partners' equity                           $  39,651,355            $  54,564,577
                                                                      =============            =============



                     The accompanying notes are an integral
                        part of the financial statements.


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME & COMPREHENSIVE INCOME

              For the Years Ended December 31, 2000, 1999 and 1998



                                                                           2000               1999                 1998
                                                                     ----------------   ----------------     -----------------

Revenues:
   Interest income - PIMs
       Basic interest                                                $  1,422,912       $  2,085,273         $  2,257,069
       Participation interest                                             213,946              -                  250,000
   Interest income - MBS                                                1,701,993          1,899,734            2,048,263
   Other interest income                                                  248,982            230,826              268,481
                                                                     ------------       ------------         ------------

            Total revenues                                              3,587,833          4,215,833            4,823,813
                                                                     ------------       ------------         ------------

Expenses:
   Asset management fee to an affiliate (Note F)                          295,192            376,755              407,132
   Expense reimbursements to affiliates (Note F)                           56,015             42,279               27,413
   Amortization of prepaid fees and expenses (Note B)                     101,056            101,059              101,057
   General and administrative                                              97,385             85,508              117,197
                                                                     ------------       ------------         ------------

            Total expenses                                                549,648            605,601              652,799
                                                                     ------------       ------------         ------------

Net income (Note G)                                                     3,038,185          3,610,232            4,171,014

Other Comprehensive Income:

     Net change in unrealized gain on MBS                                  72,745           (599,917)            (360,068)
                                                                     ------------       ------------         ------------


Total Comprehensive Income                                           $  3,110,930       $  3,010,315         $  3,810,946
                                                                     ============       ============         ============

Allocation of net income (Notes E and G):


     Limited Partners                                                $  2,947,039       $  3,501,925         $  4,045,884
                                                                     ============       ============         ============

     Average net income per Limited Partner Interest                 $        .39       $        .47         $        .54
                                                                     ============       ============         ============
       (7,500,099 Limited Partner interests outstanding)

     General Partners                                                $     91,146       $    108,307         $    125,130
                                                                     ============       ============         =============


                     The accompanying notes are an integral
                        part of the financial statements.


                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2000, 1999 and 1998


                                                                                       Accumulated              Total
                                                  Limited          General            Comprehensive           Partners'
                                                  Partners         Partners              Income                Equity
                                               -------------      ----------          ------------          ------------

Balance at December 31, 1997                   $  66,774,981      $ (224,493)         $  1,223,831          $ 67,774,319

Net income                                         4,045,884         125,130                  -                4,171,014

Quarterly distributions                           (5,700,075)       (137,665)                 -               (5,837,740)

Special distribution                              (8,400,111)            -                    -               (8,400,111)

Change in unrealized gain
  on MBS                                               -                 -                (360,068)             (360,068)
                                               -------------      ----------          ------------          ------------

Balance at December 31, 1998                      56,720,679        (237,028)              863,763            57,347,414

Net income                                         3,501,925         108,307                 -                 3,610,232

Quarterly distributions                           (5,700,076)       (112,626)                -                (5,812,702)

 Change in unrealized gain
            on MBS                                     -                -                 (599,917)             (599,917)
                                              --------------      -----------         ------------          ------------

 Balance at December 31, 1999                     54,522,528        (241,347)              263,846            54,545,027

Net income                                         2,947,039          91,146                  -                3,038,185

Quarterly distributions                           (5,700,076)        (97,014)                 -               (5,797,090)

Special distributions                            (12,225,162)            -                     -             (12,225,162)

Change in unrealized gain
  on MBS                                               -               -                    72,745                72,745
                                               -------------      ----------          ------------         -------------

Balance at December 31, 2000                   $  39,544,329      $ (247,215)         $    336,591         $  39,633,705
                                               =============      ==========          ============         =============




                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS


              For the Years Ended December 31, 2000, 1999 and 1998


                                                                             2000                 1999                1998
                                                                             ----                 ----                ----
Operating activities:
Net income                                                               $  3,038,185         $  3,610,232         $ 4,171,014
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of prepaid fees and expenses                               101,056              101,059             101,057
      Shared Appreciation Interest and prepayment premiums                   (213,946)             -                  (250,000)
      Premium amortization                                                     52,528                6,630               -
      Changes in assets and liabilities:
         Decrease  in interest receivable
               and other assets                                                59,197               47,786             166,398
         Decrease in liabilities                                               (1,900)                (648)               (919)
                                                                         ------------         ------------         -----------

Net cash provided by operating activities                                   3,035,120            3,765,059           4,187,550
                                                                         ------------         ------------         -----------

Investing activities:
   Principal collections and prepayments on PIMs
      including Shared Appreciation Interest of $10,000 in 2000
      and a prepayment premium of $250,000 in 1998.                           167,751           10,041,106           8,945,730
   Principal collections on MBS including a prepayment premium
      of $203,946 in 2000                                                   3,278,080            1,355,494           1,657,086
                                                                         ------------         ------------         -----------

Net cash provided by investing activities                                   3,445,831           11,396,600          10,602,816
                                                                         ------------         ------------         -----------

Financing activities:
   Quarterly distributions                                                 (5,797,090)          (5,812,702)         (5,837,740)
   Special distributions                                                  (12,225,162)              -               (8,400,111)
                                                                         ------------         ------------        ------------

Net cash used for financing activities                                    (18,022,252)          (5,812,702)       (14,237,851)
                                                                         ------------        -------------        -----------

Net increase (decrease) in cash and cash equivalents                      (11,541,301)           9,348,957             552,515

Cash and cash equivalents, beginning of period                             13,002,087            3,653,130           3,100,615
                                                                         ------------        -------------         -----------

Cash and cash equivalents, end of period                                 $  1,460,786        $  13,002,087        $  3,653,130
                                                                         ============        =============        ============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                              $     72,745        $    (599,917)       $   (360,068)
                                                                         ============        =============        ============








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

        The Partnership commenced the public offering of Units on July 7, 1986 and completed its public offering having sold 7,499,099 Units for $149,489,830 net of purchase volume discounts of $510,150 as of January 27, 1987. In addition, Krupp Depositary Corporation owns 100 Units.

B.      Significant Accounting Policies

        The Partnership uses the following accounting policies for financial reporting purposes which differ in certain respects from those used for federal income tax purposes (Note G):

        Basis of Presentation

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

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

        PIMs

        The Partnership accounts for its MBS portion of a PIM in accordance with FAS 115 under the classification of held to maturity. The Partnership carries the Fannie Mae MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration PIM (FHA PIM) is carried at amortized cost since it is fully insured by the FHA.

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

        Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan are expensed.

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

C.      PIMs

        At December 31, 2000 and 1999, the Partnership had investments in two PIMs. The Partnership's PIMs consist of either a Fannie Mae MBS representing the securitized first mortgage loan on the underlying property or a sole participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"). The Partnership also has participation interests in the revenue stream and appreciation of the underlying properties above specified thresholds. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

        The Partnership receives monthly payments of principal and basic interest that are guaranteed by Fannie Mae on the MBS and insured by HUD on the FHA mortgage loan. The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

        Generally, the participation features consist of the following: (i) "Minimum Additional Interest" which is at the rate of .5% per annum calculated on the unpaid principal balance of the first mortgage on the underlying property, (ii) "Shared Income Interest" which is 30% of the monthly gross rental income generated by the underlying property in excess of a specified base, limited to the extent that it exceeds the amount of Minimum Additional Interest earned during such month or 25% of distributable surplus cash and (iii) "Shared Appreciation Interest" which is 30% of any increase in the value of the underlying property in excess of a specified base or 25% of the net sales proceeds.

        Payment of participation interest from the operations of the property is limited to 50% of net revenue or Surplus Cash as defined by Fannie Mae or HUD, respectively. The aggregate amount of Minimum Additional Interest, Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property over certain thresholds.


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

C.      PIMs, continued

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

        Under the Agreement, upon giving twelve months written notice, the Partnership can accelerate the maturity date of the Agreement to a date not earlier than ten years from the date of the Agreement for (a) the payment of all participation interest due under the Agreement as of the accelerated maturity date, or (b) the payment of all participation interest due under the Agreement plus all amounts due on the first mortgage note on the property.

        In December 1999, the Partnership received a prepayment in the amount of $9,746,923 representing the outstanding principal balance due on the La Costa PIM. The Borrower defaulted on the first mortgage loan underlying the PIM in June of 1999. The Partnership continued to receive its full principal and interest payments until the GNMA mortgagee exercised its right to prepay the GNMA MBS due to the continuing default of the underlying first mortgage loan. Subsequent to the payoff, the Partnership received $10,000 from the Borrower to release the Subordinated Promissory Note. This payment has been classified as Shared Appreciation Interest. On January 11, 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest.

        In July of 1997 the borrower on the Greentree PIM defaulted on the first mortgage obligation. However, the Partnership continued to receive its full principal and basic interest payments as GNMA guaranteed those payments. In March 1998, GNMA exercised its right to prepay the GNMA MBS due to the continuing default of the underlying first mortgage loan. The Partnership received proceeds from the prepayment of the GNMA MBS in the amount of $8,382,336. On April 16, 1998, the Partnership made a special distribution to the investors from the capital proceeds of $1.12 per Limited Partner interest. Subsequent to the payoff of the GNMA MBS, the General Partners negotiated a settlement with the borrower to release the Subordinated Promissory Note, and $250,000 was received in July 1998.

        At  December   31,  2000  and  1999  there  were  no  loans  within  the
        Partnership's   portfolio  that  were  delinquent  as  to  principal  or
        interest.


        The Partnership's PIMs consist of the following at December 31, 2000 and 1999:


                                                                        Approximate
                         Original         Interest      Maturity          Monthly                    Investment Basis at
PIMs                    Face Amount       Rates (a)       Dates           Payment                         December 31,
----                    -----------       ---------    -----------      -----------      -------------------------------------------
                                                                                             2000                 1999
FHA
Vista Montana
Apts.
Val Vista Lakes, Az.     13,814,400        7.375%        12/1/33           90,000        $ 13,311,717         $13,400,589
                                (b)
Fannie Mae
Royal Palm Place

Kendall, Fl.              6,021,258        7.875%         4/1/06           37,000           5,563,531            5,632,410
                                                                                         ------------         ------------
                            (c)             (d)
                       ------------
                        $19,835,658                                                      $ 18,875,248         $ 19,032,999
                       ============                                                     =============         ============
                                                                                             (e)


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

  C.  PIMs, continued

(a) Represents only the stated interest rate of the Fannie Mae MBS or the stated interest rate of the FHA mortgage loan less the servicing fee. In addition, the Partnership may receive participation income, consisting of
      (i) Minimum Additional Interest, (ii) Shared Income Interest and (iii) Shared Appreciation Interest.

(b) On November 30, 1993, the Partnership entered into an agreement with the underlying borrower of the FHA PIM for a permanent interest rate reduction from 8.875% per annum to 7.375% per annum, retroactive to January 1, 1992. In exchange for the interest rate reduction, the Partnership received an increase in Shared Appreciation Interest from 25% in excess of the base amount of $15,410,000 to 25% of the net sales proceeds over the outstanding indebtedness at the time of sale. In the event of a refinancing, Shared Appreciation Interest is 25% of the appraised value over the outstanding indebtedness at the time of refinancing. In addition, Shared Income Interest increased from 25% of rental income in excess of the base amount of $175,000 to 25% of all distributable surplus cash.

(c) The total PIM on the underlying property is $22,000,000 of which 73% or $15,978,742 is held by Krupp Insured Plus III Limited Partnership, an affiliate of the Partnership.

(d) During December 1995, the Partnership agreed to a modification of the Royal Palm PIM. The Partnership received a reissued Fannie Mae MBS and increased its participation percentage in income and appreciation from 25% to 30%. The Partnership will receive interest only payments on the Fannie Mae MBS at interest rates ranging from 8.375% to 8.775% per annum through maturity.

(e)  The aggregate cost of PIMs for federal income tax purposes is $18,875,248.


A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 2000 is as follows:


                                                              2000                 1999                  1998
                                                              ----                 ----                  ----
Balance at beginning of period                            $  19,032,999       $   29,074,105        $ 37,769,835

Deductions during period:

Prepayment and principal collections                           (157,751)         (10,041,106)           (8,695,730)
                                                          -------------       ---------------       --------------

Balance at end of period                                  $  18,875,248       $   19,032,999        $   29,074,105
                                                          =============       ==============        ==============


      The underlying mortgages of the PIMs are collateralized by multi-family apartment complexes located in two states. The apartment complexes range in size from 341 to 377 units.

D.    MBS
      ---

      The Partnership received a payoff from the Chateau Bijou MBS on September 19, 2000 for $2,266,064. During October, the Partnership received a 9% prepayment premium of $203,946 from this payoff. The Partnership paid a special distribution in November of $.33 per Limited Partner interest from the proceeds received.


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

D.    MBS, continued
      ---

      At December 31, 2000, the Partnership's MBS portfolio had an amortized cost of $9,458,992 and gross unrealized gains and losses of $338,073 and $1,482 respectively. At December 31, 2000, the Partnership's insured mortgage had an amortized cost of $9,068,897 and an unrealized gain of $351,420. At December 31, 1999, the Partnership's MBS portfolio had an amortized cost of $12,541,035 and gross unrealized gains and losses of $265,822 and $1,976, respectively. At December 31, 1999, the Partnership's insured mortgage had an amortized cost of $9,113,516 and an unrealized gain of $325,444. The portfolio has maturities ranging from 2006 to 2032.


                                                                                                Unrealized
                         Maturity Date                        Fair Value                        Gain/(Loss)
                         -------------                        ----------                        ----------
                          2001 - 2005                       $  -                               $ -
                          2006 - 2010                             672,072                           37,196
                          2011 - 2032                          18,543,828                          650,815
                                                            -------------                      ------------
                            Total                           $  19,215,900                      $   688,011
                                                            =============                      ===========


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

      During 2000, 1999 and 1998, the Partnership  made quarterly  distributions
      totaling   $.76  per  Unit   annually.   The   Partnership   made  special
      distributions of $1.63 and $1.12 per Unit in 2000 and 1998, respectively.


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

E.       Partners' Equity, continued


       As of December 31, 2000, the following cumulative partner contributions and allocations have been made since inception of the Partnership:


                                                    Corporate                             Accumulated
                                                     Limited             General         Comprehensive
                              Unitholders            Partner             Partners           Income               Total
                            ----------------        -----------        ---------------  ----------------  -------------------
Capital                     $    149,489,830        $    2,000         $         3,000  $         -       $       149,494,830
contributions

Syndication                       (7,906,604)            -                     -                  -                (7,906,604)
costs

Quarterly
distributions                   (123,236,046)            (1,687)            (2,849,628)           -              (126,087,361)

Special
distributions                    (62,849,973)              (838)                -                 -               (62,850,811)

Net income                        84,046,517              1,130              2,599,413            -                86,647,060

Unrealized
gains on MBS                        -                    -                     -                336,591               336,591
                            ----------------       ------------        ---------------  ---------------    ------------------

Balance at
December 31, 2000           $     39,543,724       $        605        $      (247,215) $       336,591    $       39,633,705
                            ================       ============        ===============  ===============    ==================



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

       Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.






                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

G.     Federal Income Taxes

       The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 2000 federal income tax return is as follows:



        Net income from statement of operations                                         $   3,038,185

        Add:     Book to tax difference due to timing of
                 income recognition                                                               277

        Add:     Book to tax difference for amortization of
                 prepaid fees and expenses                                                     72,380
                                                                                        --------------

        Net income for federal income tax purposes                                      $   3,110,842
                                                                                        =============

        The allocation of the 2000 net income for federal income tax purposes is as follows:

                                                                                          Portfolio
                                                                                           Income

        Unitholders                                                                     $   3,023,895
        Corporate Limited Partner                                                                  40
        General Partners                                                                       86,907
                                                                                        -------------     -

                                                                                        $   3,110,842

        For the years ended December 31, 2000, 1999 and 1998 the average per unit net income to the Unitholders for federal income tax purposes was $.40, $.40 and $.48, respectively.

        The basis of the Partnership's assets for financial reporting purposes is less than its tax basis by approximately $343,000 and $343,000 at December 31, 2000 and 1999, respectively. The basis of the Partnership's liabilities for financial reporting purposes are the same as its tax basis at December 31, 2000 and 1999, respectively.

H. Fair Value Disclosures of Financial Instruments

        The Partnership used the following methods and assumptions to estimate the fair value of each class of financial instruments:

        Cash and Cash Equivalents

        The carrying amount approximates fair value because of the short maturity of those instruments.

        MBS

        The Partnership estimated the fair value of MBS based on quoted market prices while it estimates the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains and losses of approximately $689,000 and $1,000 at December 31, 2000 and $591,000 and $2,000 at December 31, 1999.



                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

H. Fair Value Disclosures of Financial Instruments, continued
   -----------------------------------------------


        PIMs

        As there is no active trading market for these investments, management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any participation interest in the Partnership's estimated fair value arising from the properties, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had gross unrealized gains and losses of approximately $42,000 and $300,000 at December 31, 2000, and gross unrealized losses of approximately $409,000 at December 31, 1999.

        At December 31, 2000 and 1999, the Partnership estimates the fair value of its financial instruments as follows (amounts rounded to the nearest thousand):


                                                                      2000                             1999
                                                                      -----                            -----

                                                                Fair           Carrying          Fair          Carrying
                                                                Value            Value           Value             Value
                                                            -----------       -----------     ---------        ---------
            Cash and cash equivalents                       $    1,461        $    1,461      $  13,002        $  13,002

            MBS and insured mortgage                            19,216            18,864         22,244           21,918

            PIMs                                                18,617            18,875         18,624           19,033
                                                            ----------        ----------      ---------        =========

                                                            $   39,294        $   39,200      $  53,870        $  53,953
                                                            ==========        ==========      =========        =========



             Unaudited Distributable Cash Flow and Net Cash Proceeds
                            from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement, and the source of cash distributions for the year ended December 31, 2000 and the period from inception through December 31, 2000. The General Partners provide certain of the information below to meet requirements of the Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                         Year             Inception
                                                                                         Ended             Through
                                                                                        12/31/00           12/31/00

                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Income for tax purposes                                                                $   3,111         $   87,327
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                    29              7,700
 Shared Appreciation Interest and prepayment premiums                                       (214)              (716)
 Amortization of MBS premiums                                                                 53                453
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                      -                1,098
 Gain on sale of MBS                                                                         -                 (114)
                                                                                       ---------         ---------- -
Total Distributable Cash Flow ("DCF")                                                  $    2,979        $   95,748
                                                                                       ==========        ===========

Limited Partners Share of DCF                                                          $   2,890         $   92,876
                                                                                       =========         ===========

Limited Partners Share of DCF per Unit                                                 $    0.38         $     12.38(c)
                                                                                       =========         ===========

General Partners Share of DCF                                                          $      89         $    2,872
                                                                                       =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including Shared Appreciation
  Interest and prepayment premiums                                                     $     168         $   87,357
Principal collections on MBS including prepayment premiums                                 3,278             48,267
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                   -                (40,775)
Gain on sale of MBS                                                                        -                    114
                                                                                       ---------         -----------
Total Net Proceeds from Capital Transactions                                           $   3,446         $   94,963
                                                                                       =========         ===========

Cash available for distribution
  (DCF plus Proceeds from Capital Transactions)                                        $   6,425         $  190,711
                                                                                       =========         ===========

Distributions:
-------------
Limited Partners                                                                       $   7,501(a)      $  186,839(b)
                                                                                       =========         ==========

Limited Partners Average per Unit                                                      $    1.00(a)      $   24.91(b)(c)
                                                                                       =========         =========

General Partners                                                                       $      92(a)      $    2,872(b)
                                                                                       =========         ==========

     Total Distributions                                                               $   7,593         $  189,711
                                                                                       =========         ===========

(a) Represents all distributions paid in 2000 except the January 2000 special distribution and the February 2000 quarterly distribution and includes an estimate of the quarterly distribution to be paid in February 2001.
(b) Includes an estimate of the quarterly distribution to be paid in February 2001.
(c) Limited Partners average per Unit return of capital as of February 2001 is $12.53 [$24.91- $12.38]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.