Form 10-Q
period 2001-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2001-05-15
CIK 786622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number            0-15815

Krupp Insured Plus Limited Partnership

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2915281
(IRS employer identification no.)

One Beacon Street, Boston, Massachusetts
(Address of principal executive offices)

02108
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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS
                                                                           March 31,            December 31,
                                                                             2001                    2000
                                                                       --------------           ---------------

Participating Insured Mortgages ("PIMs")                               $   18,851,972           $    18,875,248
   (Note 2)
Mortgage-Backed Securities and
   insured mortgage("MBS") (Note 3)                                        18,737,969                18,864,480
                                                                       --------------            --------------

   Total mortgage investments                                              37,589,941                37,739,728

Cash and cash equivalents                                                  1,526,898                  1,460,786
Interest receivable and other assets                                         258,860                    260,797
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $740,726 and
 $725,937 respectively                                                       103,526                    118,315
Prepaid participation servicing fees, net of
 accumulated amortization of $267,600 and
 $259,323, respectively                                                        63,452                    71,729
                                                                       --------------            --------------

   Total assets                                                        $   39,542,677            $   39,651,355
                                                                       ==============            ==============

                                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $        5,313           $        17,650
                                                                       --------------           ---------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                       39,440,880                39,544,329

  General Partners                                                           (250,044)                 (247,215)

  Accumulated Comprehensive Income                                            346,528                   336,591
                                                                       --------------           ---------------

   Total Partners' equity                                                  39,537,364                39,633,705
                                                                       --------------           ---------------

   Total liabilities and Partners' equity                              $   39,542,677           $    39,651,355
                                                                       ==============           ===============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the Three Months
                                                                                     Ended March 31,

                                                                                2001                 2000
                                                                       ---------------      -----------------
Revenues:
   Interest income - PIMs
        Basic interest                                                  $      363,953      $       349,357
   Interest income - MBS                                                       396,680              462,298
Other interest income                                                           22,779               64,952
                                                                        --------------      ---------------

            Total revenues                                                     783,412              876,607
                                                                        --------------      ---------------

Expenses:
   Asset management fee to an affiliate                                         68,980               75,429
   Expense reimbursements to affiliates                                         11,501               11,457
   Amortization of prepaid fees and expenses                                    23,066               25,264
General and administrative                                                      13,307                9,718
                                                                        --------------      ---------------

            Total expenses                                                     116,854              121,868
                                                                        --------------      ---------------

Net income                                                                     666,558              754,739

Other Comprehensive Income:

   Net change in unrealized gain on MBS                                          9,937              (65,412)
                                                                        --------------      ---------------

Total Comprehensive Income                                              $      676,495      $       689,327
                                                                        ==============      ===============

Allocation of net income (Note 4):

   Limited Partners                                                     $      646,561      $       732,097
                                                                        ==============      ===============

   Average net income per Limited Partner
    interest (7,500,099 Limited Partner
    interests outstanding)                                              $          .09      $           .10
                                                                        ==============      ===============

   General Partners                                                     $       19,997      $        22,642
                                                                        ==============      ===============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                            ------------------------------------------

                                                                                    2001                   2000

Operating activities:
    Net income                                                              $        666,558       $        754,739
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of prepaid fees and expenses                                       23,066                 25,264
      Changes in assets and liabilities:
Decrease in interest receivable and other assets                                       1,937                 28,708
Decrease in liabilities                                                              (12,337)                (6,574)
                                                                            ----------------       ----------------

Net cash provided by operating activities                                            679,224                802,137
                                                                            ----------------       ----------------

Investing activities:
   Principal collections on MBS                                                      136,448                154,954
   Principal collections on PIMs                                                      23,276                 90,479
                                                                            ----------------       ----------------

Net cash provided by investing activities                                            159,724                245,433
                                                                            ----------------       ----------------

Financing activities:
   Quarterly distributions                                                          (772,836)            (1,452,520)
   Special distributions                                                              -                  (9,750,129)
                                                                            ----------------       -----------------
  Net cash used for financing activities                                            (772,836)           (11,202,649)
                                                                            ----------------       -----------------

Net increase (decrease) in cash and cash equivalents                                  66,112            (10,155,079)
Cash and cash equivalents, beginning of period                                     1,460,786             13,002,087
                                                                            ----------------       ----------------

Cash and cash equivalents, end of period                                    $      1,526,898       $      2,847,008
                                                                            ================       ================

Non cash activities:
Increase (decrease) in Fair Value of MBS                                    $          9,937       $        (65,412)
                                                                            ================       ================

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the “General Partners”), of Krupp Insured Plus Limited Partnership (the “Partnership”) the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership’s Form 10-K for the year ended December 31, 2000 for additional information relevant to significant accounting policies followed by the Partnership.

In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership’s financial position as of March 31, 2001 and its results of operations and cash flows for the three months ended March 31, 2001 and 2000.

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2. PIMs

At March 31, 2001, the Partnership’s PIMs have a fair market value of $19,279,862 and gross unrealized gains of $427,890. The PIMs have maturities ranging from 2006 to 2033.

3. MBS

At March 31, 2001, the Partnership’s MBS portfolio has an amortized cost of $9,334,338 and gross unrealized gains of $346,528. The Partnership’s insured mortgage has an amortized cost of $9,057,103. The portfolio has maturities ranging from 2006 to 2032.

4. Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended
      March 31, 2001 is as follows:

                                                                                  Accumulated          Total
                                                Limited          General         Comprehensive       Partners'
                                                Partners         Partners           Income            Equity
                                            ---------------     -----------     -------------     --------------
Balance at December 31, 2000                $    39,544,329     $  (247,215)    $     336,591     $   39,633,705

Net income                                          646,561          19,997              -               666,558

Quarterly distributions                            (750,010)        (22,826)             -              (772,836)

Change in unrealized gain on MBS                    -                 -                 9,937              9,937
                                            ----------------    -----------     -------------     ---------------
Balance at March 31, 2001                   $     39,440,880    $  (250,044)    $     346,528     $   39,537,364
                                            ================    ===========     ==============    ===============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Liquidity and Capital Resources

At March 31, 2001, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.5 million as well as the cash flow provided by its investments in the PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors, which are approximately $750,000 per quarter. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General Partners have determined that the Partnership can maintain its current distribution rate of $.10 per Limited Partner interest per quarter.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

The General Partners currently do not expect either of the remaining PIMs still held in the Partnership's portfolio to pay off during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgages. Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage loan in 2006. Although occupancy at Royal Palm averaged in the low 90% range through 2000, it faces significant competition from neighboring properties that have changed ownership and benefited from new capital investment in exterior and interior renovations. The Partnership agreed in 1993 to change the original participation terms and to permanently reduce the rate on the Vista Montana first mortgage loan to 7.375% per annum when construction was significantly delayed. The borrower also raised additional equity at the time of the modification by selling investment tax credits, that have been held in escrow and are used to fund operating deficits. Although the property, located in a suburb of Phoenix, maintains occupancy in the 90% range, revenues generally do not cover all operating and capital costs and the shortfalls are covered by the escrow.

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

Results of Operations

The following discussion relates to the operation of the Partnership during the three months ended March 31, 2001 and 2000.

Net income decreased during the three months ended March 31, 2001 as compared to the same period ending March 31, 2000. This decrease was due primarily to lower MBS and other interest income. The reduction in interest on MBS is primarily due to the payoff of the Chateau Bijou MBS in September of 2000. Other interest income decreased due primarily to significantly lower average cash balances available for short-term investing during this period versus the same period in 2000.

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

The Partnership includes in cash and cash equivalents approximately $1.3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2001, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                         Krupp Insured Plus Limited Partnership
                         --------------------------------------
                                      (Registrant)

                         BY:
                         --------------------------------------
                         Robert A. Barrows
                         Vice-President (Chief Accounting Officer) of
                         Krupp Corporation, a General Partner of the Registrant.

DATE:  April 27, 2001

Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement
(on a GAAP basis), and the source of cash distributions for the quarter ended
March 31, 2001 and the period from inception through March 31, 2001. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                        Quarter          Inception
                                                                                         Ended            Through
                                                                                        3/31/01            3/31/01

                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                             $     667         $   87,297
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                    23              8,420
 Shared Appreciation Interest and prepayment premiums                                         -                (716)
 Amortization of MBS premiums                                                                  -                453
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                      -                1,098
 Gain on sale of MBS                                                                         -                 (114)
                                                                                       ---------         ---------- -
Total Distributable Cash Flow ("DCF")                                                  $     690         $   96,438
                                                                                       =========         ===========

Limited Partners Share of DCF                                                          $     669         $   93,545
                                                                                       =========         ===========

Limited Partners Share of DCF per Unit                                                 $     .09         $     12.47(c)
                                                                                       =========         ===========

General Partners Share of DCF                                                          $      21         $    2,893
                                                                                       =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including Shared Appreciation
  Interest and prepayment premiums                                                     $      23         $   87,380
Principal collections on MBS including prepayment premiums                                   136             48,403
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                   -                (40,775)
Gain on sale of MBS                                                                        -                    114
                                                                                       ---------         -----------
Total Net Proceeds from Capital Transactions                                           $     159         $   95,122
                                                                                       =========         ===========

Cash available for distribution
  (DCF plus Proceeds from Capital Transactions)                                        $     849         $  191,560
                                                                                       =========         ===========

Distributions:
-------------
Limited Partners                                                                       $     750(a)      $  187,589(b)
                                                                                       =========         ==========

Limited Partners Average per Unit                                                      $   .10(a)        $   25.01(b)(c)
                                                                                       =======           =========

General Partners                                                                       $      21(a)      $    2,893(b)
                                                                                       =========         ==========

     Total Distributions                                                               $     771         $  190,482
                                                                                       =========         ===========

(a)      Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in May 2001.
(b)    Includes an estimate of the quarterly distribution to be paid in May 2001.
(c)      Limited Partners average per Unit return of capital as of May 2001 is
         $12.54 [$25.01- $12.47]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.