Form 10-Q
period 2001-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2001-08-10
CIK 786622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                           June 30,               December 31,
                                                                             2001                    2000
                                                                      -----------------       -----------------

Participating Insured Mortgages ("PIMs")
   (Note 2)                                                           $      18,828,257       $      18,875,248
Mortgage-Backed Securities and
   insured mortgage ("MBS") (Note 3)                                         18,647,148              18,864,480
                                                                      -----------------       -----------------

   Total mortgage investments                                                37,475,405              37,739,728

Cash and cash equivalents                                                     1,620,722               1,460,786
Interest receivable and other assets                                            257,289                 260,797
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $755,516 and
 $725,937 respectively                                                           88,736                 118,315
Prepaid participation servicing fees, net of
 accumulated amortization of $275,876 and
 $259,323, respectively                                                          55,176                  71,729
                                                                      -----------------       -----------------

   Total assets                                                       $      39,497,328       $      39,651,355
                                                                      =================       =================

                                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                           $          22,181       $          17,650
                                                                      -----------------       -----------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                         39,313,095              39,544,329

  General Partners                                                             (251,481)               (247,215)

  Accumulated Comprehensive Income                                              413,533                 336,591
                                                                      -----------------       -----------------

   Total Partners' equity                                                    39,475,147              39,633,705
                                                                      -----------------       -----------------

   Total liabilities and Partners' equity                             $      39,497,328       $      39,651,355
                                                                      =================       =================

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                        For the Three Months                For the Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ------------------------------     -------------------------------
                                                        2001               2000            2001               2000
                                                    -----------        -----------     ------------      -------------
Revenues:
Interest income - PIMs
Basic interest                                      $   361,202        $   369,889     $    725,155      $     719,246
Participation interest                                                     -                 10,000            -
10,000
   Interest income - MBS                                391,888            457,697          788,568            919,995
   Other interest income                                 17,839             40,819           40,618            105,771
                                                    -----------        -----------     ------------      -------------

         Total revenues                                 770,929            878,405        1,554,341          1,755,012
                                                    -----------        -----------     ------------      -------------

Expenses:
 Asset management fee to an affiliate                    69,435             75,089          138,415            150,518

   Expense reimbursements to affiliates                  14,163             14,853           25,664             26,310
   Amortization of prepaid fees and expenses             23,066             23,484           46,132             48,748
   General and administrative                            22,796             43,340           36,103             53,058
                                                     ----------        -----------     ------------      -------------

         Total expenses                                 129,460            156,766          246,314            278,634
                                                     ----------        -----------     ------------      -------------

Net income                                              641,469            721,639        1,308,027          1,476,378

Other comprehensive income:

Net change in unrealized gain on MBS                     67,005            (44,246)          76,942           (109,658)
                                                    -----------        -----------     ------------      -------------

Total comprehensive income                          $   708,474        $   677,393     $  1,384,969      $   1,366,720
                                                    ===========        ===========     ============      =============

Allocation of net income (Note 4):

   Limited Partners                                 $   622,225        $   699,990     $  1,268,786      $   1,432,087
                                                    ===========        ===========     ============      =============

   Average net income per Limited
      Partner interest
    (7,500,099 Limited Partner
         interests outstanding)                     $       .08        $       .09     $        .17      $         .19
                                                    ===========        ===========     ============      =============

    General Partners                                $    19,244        $    21,649     $     39,241      $      44,291
                                                    ===========        ===========     ============      =============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                                  --------------------------------
                                                                                      2001               2000
                                                                                  ------------       -------------
Operating activities:
   Net income                                                                     $  1,308,027       $   1,476,378
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         46,132              48,748
      Shared Appreciation Interest                                                      -                  (10,000)
      Premium amortization                                                              -                      509
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                               3,508             111,535
         Increase (decrease) in liabilities                                              4,531              (9,548)
                                                                                  ------------       -------------

               Net cash provided by operating activities                             1,362,198           1,617,622
                                                                                  ------------       -------------

Investing activities:
    Principal collections on MBS                                                       294,274             357,368
           Principal collections on PIMs including Shared Appreciation
         Interest of $10,000 in 2000                                                    46,991             122,485
                                                                                  ------------       -------------

               Net cash provided by investing activities                               341,265             479,853
                                                                                  ------------       -------------

Financing activities:
   Quarterly distributions                                                          (1,543,527)         (2,900,939)
    Special distribution                                                                -               (9,750,129)
                                                                                  ------------       -------------

               Net cash used for financing activities                               (1,543,527)        (12,651,068)
                                                                                  ------------       -------------

Net increase (decrease) in cash and cash equivalents                                   159,936         (10,553,593)

Cash and cash equivalents, beginning of period                                       1,460,786          13,002,087
                                                                                  ------------       -------------

Cash and cash equivalents, end of period                                          $  1,620,722       $   2,448,494
                                                                                  ============       =============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                                       $     76,942       $    (109,658)
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

In the opinion of the  General  Partners of the  Partnership,  the  accompanying unaudited  financial  statements  reflect all  adjustments  (consisting  of only normal  recurring  accruals)  necessary  to  present  fairly  the  Partnership's financial  position as of June 30, 2001, its results of operations for the three and six  months  ended  June 30,  2001 and 2000 and its cash  flows  for the six months ended June 30, 2001 and 2000.

The results of  operations  for the three and six months ended June 30, 2001 are not  necessarily  indicative  of the results  which may be expected for the full year.  See  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operations included in this report.

2.    PIMs

At June 30, 2001, the Partnership's  PIMs had a fair market value of $19,237,822 and gross  unrealized gains of $409,565.  The PIMs have maturities  ranging from
2006 to 2033.

3.    MBS

At June 30, 2001,  the  Partnership's  MBS  portfolio  had an amortized  cost of
$9,188,573 and gross unrealized  gains of $413,533.  The  Partnership's  insured mortgage had an amortized  cost of  $9,045,042.  The  portfolio  has  maturities ranging from 2006 to 2032.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended
      June 30, 2001 is as follows:

                                                                                Accumulated           Total
                                                Limited           General      Comprehensive         Partners'
                                                Partners          Partners         Income             Equity
                                            ----------------    -----------     -------------     --------------
Balance at December 31, 2000                $     39,544,329    $  (247,215)    $     336,591     $   39,633,705

Net income                                         1,268,786         39,241            -               1,308,027

Quarterly distributions                           (1,500,020)       (43,507)           -              (1,543,527)

Change in unrealized gain on MBS                    -                 -                76,942             76,942
                                            ----------------    -----------     -------------     --------------

Balance at June 30, 2001                    $     39,313,095    $  (251,481)    $     413,533     $   39,475,147
                                            ================    ===========     =============     ==============

5.    Subsequent Event

The Partnership received a payoff of the Boulders Apartments MBS on July 9, 2001 for $9,045,042.  The Partnership also received a prepayment  premium of $306,000 from this payoff.  The Partnership will pay a special  distribution in August of
$1.25 per Limited Partner interest from the proceeds received.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At June 30, 2001, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.6 million as well as the cash flow provided by its investments in the PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors, which are approximately $750,000 per quarter. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General Partners believe that the Partnership will need to adjust the current distribution rate beginning with the February 2002 distribution. The General Partners will determine the new rate during the third quarter of 2001.

The Partnership received a payoff of the Boulders Apartments MBS on July 9, 2001 for $9,045,042. The Partnership also received a prepayment premium of $306,000 from this payoff. The Partnership will pay a special distribution in August of $1.25 per Limited Partner interest from the proceeds received.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

The General Partners currently do not expect either of the remaining PIMs still held in the Partnership's portfolio to pay off during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgages. Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage loan in 2006. Although occupancy at Royal Palm averaged in the low 90% range through 2000, it faces significant competition from neighboring properties that have changed ownership and benefited from new capital investment in exterior and interior renovations. The Partnership agreed in 1993 to change the original participation terms and to permanently reduce the rate on the Vista Montana first mortgage loan to 7.375% per annum when construction was significantly delayed. The borrower also raised additional equity at the time of the modification by selling investment tax credits. These funds have been held in escrow and are used to fund operating deficits. Although the property, located in a suburb of Phoenix, maintains occupancy in the 90% range, revenues generally do not cover all operating and capital costs and the shortfalls are covered by the escrow.

The Partnership has the option to call these PIMs by accelerating the maturity date of the loans if they are not prepaid by the tenth year after permanent funding. The Partnership will determine the merits of exercising the call option for each PIM as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on these decisions.

Results of Operations

Net income decreased during the three months ended June 30, 2001 as compared to the same period ending June 30, 2000. This decrease was primarily due to lower MBS interest income. The reduction in interest on MBS is primarily due to the payoff of the Chateau Bijou MBS in September of 2000.

Net income decreased during the six months ended June 30, 2001 as compared to the same period ending June 30, 2000. This decrease was primarily due to lower MBS and other interest income. The reduction in interest on MBS is primarily due to the payoff of the Chateau Bijou MBS in September of 2000. Other interest income decreased primarily due to significantly lower average cash balances available for short-term investing during this period versus the same period in 2000.

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

At June 30, 2001 the Partnership included in cash and cash equivalents approximately $1.0 million held in a money market fund which invests in securities which are primarily direct obligations of the U.S. Government or securities issued by agencies and instrumentalities of the U.S. Government which may be guaranteed, supported or backed by the credit of the U.S. Government or agencies thereof.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2001, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                     Krupp Insured Plus Limited Partnership
                     --------------------------------------
                                  (Registrant)

                     BY: / s / Robert A. Barrows
                     ---------------------------------
                     Robert A. Barrows
                     Vice-President (Chief Accounting Officer) of
                     The Krupp Corporation, a General Partner of the Registrant.

DATE: August 3, 2001

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement
(on a GAAP basis), and the source of cash distributions for the quarter ended
June 30, 2001 and the period from inception through June 30, 2001. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                      Six Months         Inception
                                                                                         Ended            Through
                                                                                        6/30/01            6/30/01

                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                             $   1,308         $   87,938
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                    46              8,443
 Shared Appreciation Interest and prepayment premiums                                         -                (716)
 Amortization of MBS premiums                                                                 -                 453
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                      -                1,098
 Gain on sale of MBS                                                                         -                 (114)
                                                                                       ---------         ----------
Total Distributable Cash Flow ("DCF")                                                  $   1,354         $   97,102
                                                                                       =========         ==========

Limited Partners Share of DCF                                                          $   1,313         $   94,189
                                                                                       =========         ==========

Limited Partners Share of DCF per Unit                                                 $     .18         $    12.56(c)
                                                                                       =========         ==========

General Partners Share of DCF                                                          $      41         $    2,913
                                                                                       =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including Shared Appreciation
  Interest and prepayment premiums                                                     $      47         $   87,404
Principal collections on MBS including prepayment premiums                                   294             48,561
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                   -                (40,775)
Gain on sale of MBS                                                                        -                    114
                                                                                       ---------         ----------
Total Net Proceeds from Capital Transactions                                           $     341         $   95,304
                                                                                       =========         ==========

Cash available for distribution
  (DCF plus Proceeds from Capital Transactions)                                        $   1,695         $  192,406
                                                                                       =========         ==========

Distributions:
-------------
Limited Partners                                                                       $  10,875(a)      $  197,714(b)
                                                                                       =========         ==========

Limited Partners Average per Unit                                                      $    1.45(a)      $    26.36(b)(c)
                                                                                       =========         ==========

General Partners                                                                       $      41(a)      $    2,913(b)
                                                                                       =========         ==========

     Total Distributions                                                               $  10,916         $  200,627
                                                                                       =========         ==========

(a)      Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly and special distributions to be paid in August 2001.
(b)      Includes an estimate of the quarterly and special distributions to be paid in August 2001.
(c)      Limited Partners average per Unit return of capital as of August 2001 is $13.80 [$26.36- $12.56]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.