Form 10-Q
period 2001-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2001-11-13
CIK 786622

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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                         September 30,           December 31,
                                                                             2001                    2000
                                                                      -----------------       -----------------

Participating Insured Mortgages ("PIMs")(Note 2)                      $      18,804,094       $      18,875,248
Mortgage-Backed Securities and
   insured mortgage ("MBS") (Note 3)                                          9,553,299              18,864,480
                                                                      -----------------       -----------------

   Total mortgage investments                                                28,357,393              37,739,728

Cash and cash equivalents                                                     1,634,270               1,460,786
Interest receivable and other assets                                           189,935                  260,797
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $770,305 and
 $725,937, respectively                                                         73,947                  118,315
Prepaid participation servicing fees, net of
 accumulated amortization of $284,152 and
 $259,323, respectively                                                          46,900                  71,729
                                                                      -----------------       -----------------

   Total assets                                                       $      30,302,445       $      39,651,355
                                                                      =================       =================

                                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                           $         102,302       $          17,650
                                                                      -----------------       -----------------

Partners' equity (deficit)(Note 4)

  Limited Partners
   (7,500,099 Limited Partner interests
        outstanding)                                                         29,940,174              39,544,329

  General Partners                                                             (248,153)               (247,215)

  Accumulated Comprehensive Income                                              508,122                 336,591
                                                                      -----------------       -----------------

   Total Partners' equity                                                    30,200,143              39,633,705
                                                                      -----------------       -----------------

   Total liabilities and Partners' equity                             $      30,302,445       $      39,651,355
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

                                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                          For the Three Months             For the Nine Months
                                                           Ended September 30,              Ended September 30,
                                                    ------------------------------------------------------------------
                                                        2001               2000            2001               2000
                                                    -----------        ------------    ------------      -------------
Revenues:
Interest income - PIMs:
Basic interest                                      $   360,758        $    348,558    $  1,085,913      $   1,067,804
Participation interest                                                      306,000           -                306,000
10,000
   Interest income - MBS                                191,875            382,188          980,443          1,302,183
   Other interest income                                 48,650             40,551           89,268            146,322
                                                    -----------        -----------     ------------      -------------

         Total revenues                                 907,283            771,297        2,461,624          2,526,309
                                                    -----------        -----------     ------------      -------------

Expenses:
 Asset management fee to an affiliate                    52,763             73,998          191,178            224,516

   Expense reimbursements to affiliates                  14,163             14,853           39,827             41,163
   Amortization of prepaid fees and expenses             23,065             24,951           69,197             73,699
   General and administrative                            41,814             34,246           77,917             87,304
                                                     ----------        -----------     ------------      --------------

         Total expenses                                 131,805            148,048          378,119           426,682
                                                     ----------        -----------     ------------      -------------

Net income                                              775,478            623,249        2,083,505          2,099,627

Other comprehensive income:

Net change in unrealized gain on MBS                     94,589             47,042          171,531            (62,616)
                                                    -----------        -----------     ------------      -------------

Total comprehensive income                          $   870,067        $   670,291     $  2,255,036      $   2,037,011
                                                    ===========        ===========     ============      =============

Allocation of net income (Note 4):

   Limited Partners                                 $   752,214        $   604,551     $  2,021,000      $   2,036,638
                                                    ===========        ===========     ============      =============

   Average net income per Limited
      Partner interest
    (7,500,099 Limited Partner
         interests outstanding)                     $       .10        $       .08     $        .27      $        .27
                                                    ===========        ===========     ============      =============

    General Partners                                $    23,264        $    18,698     $     62,505      $      62,989
                                                    ===========        ===========     ============      =============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                        For the Nine Months
                                                                                         Ended September 30,
                                                                                  --------------------------------
                                                                                       2001               2000
                                                                                  -------------      -------------
Operating activities:
   Net income                                                                     $   2,083,505      $   2,099,627
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                          69,197             73,699
      Shared Appreciation Interest and prepayment premium income                       (306,000)           (10,000)
      Premium Amortization                                                                -                 53,923
      Changes in assets and liabilities:
         Decrease in interest receivable
          and other assets                                                               70,862            127,494
         Increase (decrease) in liabilities                                              84,652             (4,547)
                                                                                  -------------      -------------

               Net cash provided by operating activities                              2,002,216          2,340,196
                                                                                  -------------      -------------

Investing activities:
    Principal collections on MBS including prepayment premium
      income of $306,000 in 2001                                                      9,788,712          2,871,515
           Principal collections on PIMs including Shared Appreciation
         Interest of $10,000 in 2000                                                     71,154            144,907
                                                                                  -------------      -------------

               Net cash provided by investing activities                              9,859,866          3,016,422
                                                                                  -------------      -------------

Financing activities:
   Quarterly distributions                                                           (2,313,474)        (4,348,028)
    Special distributions                                                            (9,375,124)        (9,750,129)
                                                                                  -------------      -------------

               Net cash used for financing activities                               (11,688,598)       (14,098,157)
                                                                                  -------------      -------------

Net increase (decrease) in cash and cash equivalents                                    173,484         (8,741,539)

Cash and cash equivalents, beginning of period                                        1,460,786         13,002,087
                                                                                  -------------      -------------

Cash and cash equivalents, end of period                                          $   1,634,270      $   4,260,548
                                                                                  =============      =============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                                       $     171,531      $     (62,616)
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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
      (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2001, its results of operations for the three and nine months ended September 30, 2001 and
      2000 and its cash flows for the nine months ended September 30, 2001 and
      2000.

      The results of operations for the three and nine months ended September
      30, 2001 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of
      Financial Condition and Results of Operations included in this report.

2.    PIMs

      At September 30, 2001, the Partnership's PIMs had a fair market value of
      $19,582,361 and gross unrealized gains of $778,267. The PIMs had maturities ranging from 2006 to 2033.

3.    MBS

      The Partnership received a payoff of the Boulders Apartments MBS on July
      9, 2001 for $9,045,042. The Partnership also received a prepayment premium of $306,000 from this payoff. On August 17, 2001, the Partnership paid a special distribution of $1.25 per Limited Partner interest from the proceeds received.

      At September 30, 2001, the Partnership's MBS portfolio had an amortized cost of $9,045,177 and gross unrealized gains of $508,122. The portfolio had maturities ranging from 2006 to 2032.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2001 is as follows:

                                                                                   Accumulated           Total
                                                    Limited         General       Comprehensive         Partners'
                                                   Partners         Partners          Income             Equity
                                                -------------      -----------       ----------      --------------
Balance at December 31, 2000                    $  39,544,329      $  (247,215)      $  336,591      $   39,633,705

Net income                                          2,021,000           62,505            -               2,083,505

Quarterly distributions                            (2,250,031)         (63,443)           -              (2,313,474)

Special distribution                               (9,375,124)          -                 -              (9,375,124)

Change in unrealized gain on MBS                       -                -               171,531             171,531
                                                -------------      -----------       ----------      --------------

Balance at September 30, 2001                   $  29,940,174      $  (248,153)      $  508,122      $   30,200,143
                                                =============      ===========       ==========      ==============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
------

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.6 million as well as the cash flow provided by its investments in the PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is quarterly distributions paid to investors, which are approximately $750,000 per quarter. Funds for the quarterly distributions come from the monthly principal and interest payments received on the PIMs and MBS, the principal prepayments of the PIMs and MBS, interest earned on the Partnership's cash and cash equivalents and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources of the Partnership decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. Based on current projections, the General Partners believe that the Partnership will need to reduce the current distribution rate beginning with the February 2002 distribution. The General Partners will determine the new rate during the fourth quarter of 2001.

The Partnership received a payoff of the Boulders Apartments MBS on July 9, 2001 for $9,045,042. The Partnership also received a prepayment premium of $306,000 from this payoff. On August 17, 2001, the Partnership paid a special distribution of $1.25 per Limited Partner interest from the proceeds received.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties. However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

The Partnerships only remaining PIM investments are backed by the first mortgage loans on Royal Palm Place and Vista Montana. Presently, the General Partners do not expect either of these properties to pay the Partnership any participation interest or to be sold or refinanced during 2001. However, if favorable market conditions provide the borrowers an opportunity to sell their properties, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgages. The borrower on the Royal Palm Place PIM has notified the General Partners of his intention to market the property for sale, but it is unlikely that any transaction will occur prior to the end of the year. Whether the Partnership receives any participation interest as the result of a sale or refinance depends on the value of the property at that time. Royal Palm Place and Vista Montana operate under long-term restructure programs. As an ongoing result of the Partnership's 1995 agreement to modify the payment terms of the Royal Palm Place PIM, the Partnership will receive basic interest-only payments on the Fannie Mae MBS at the rate of 8.375% per annum during 2001. Thereafter, the interest rate will range from 8.375% to 8.775% per annum through the maturity of the first mortgage loan in 2006. Although occupancy at Royal Palm averaged in the mid-90% range through 2000 and 2001, it faces significant competition from neighboring properties that have changed ownership and benefited from new capital investment in exterior and interior renovations. The Partnership agreed in 1993 to change the original participation terms and to permanently reduce the rate on the Vista Montana first mortgage loan to 7.375% per annum when construction was significantly delayed. The borrower also raised additional equity at the time of the modification by selling investment tax credits. These funds have been held in escrow and are used to fund operating deficits. Although occupancy in the Phoenix sub-market is generally in the low 90% range, the property is currently 80% occupied because of a fire. Repairs to the property are underway and will be covered by the borrower's property insurance.

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

Results of Operations

Net income increased during the three months ended September 30, 2001 as compared to the same period ending September 30, 2000. This increase was primarily due to an increase in participation interest and a decrease in asset management fees. This was partially offset by a decrease in MBS interest income. Participation interest increased due to the collection of a prepayment premium from the payoff of the Boulders Apartments MBS in the third quarter of 2001. MBS interest income decreased due primarily to the payoffs of the Chateau Bijou MBS in September of 2000 and the Boulders Apartments MBS. The decrease in management fees is a result of the Partnership's asset base declining from MBS prepayments.

Net income decreased during the nine months ended September 30, 2001 as compared with the same period ending September 30, 2000. This decrease was primarily due to lower MBS and other interest income. This was partially offset by an increase in participation interest. MBS interest income decreased primarily due to the payoffs of the Chateau Bijou MBS in September of 2000 and the Boulders Apartments MBS in July of 2001. Other interest income decreased due to lower average interest rates earned on cash balances available for short-term investing in 2001 as compared to 2000. Participation interest increased due to the collection of a prepayment premium from the payoff of the Boulders Apartments MBS.

Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------
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

The Partnership included in cash and cash equivalents approximately $1.3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2001, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. As such, decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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
                     --------------------------------------
                     Robert A. Barrows
                     Vice-President (Chief Accounting Officer) of
                     The Krupp Corporation, a General Partner of the Registrant.

         DATE:  November 2, 2001

Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable  Cash Flow and Net Cash Proceeds
from Capital Transactions, as defined by Section 17 of the Partnership Agreement
(on a GAAP basis),  and the source of cash  distributions  for the quarter ended
September 30, 2001 and the period from inception through September 30, 2001. The
General Partners provide certain of the information  below to meet  requirements of the Partnership  Agreement and because they believe that it is an appropriate supplemental measure of operating performance.  However, Distributable Cash Flow and Net Cash Proceeds from Capital  Transactions should not be considered by the reader as a  substitute  to net  income  as an  indicator  of the  Partnership's operating performance or to cash flows as a measure of liquidity.

                                                                                     Nine Months         Inception
                                                                                        Ended             Through
                                                                                       9/30/01            9/30/01

                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                             $   2,083         $   88,713
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                    69              8,466
 Shared Appreciation Interest and prepayment premiums                                       (306)            (1,022)
 Amortization of MBS premiums                                                              -                    453
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                    -                  1,098
 Gain on sale of MBS                                                                       -                   (114)
                                                                                       ---------         ----------
Total Distributable Cash Flow ("DCF")                                                  $   1,846         $   97,594
                                                                                       =========         ==========

Limited Partners Share of DCF                                                          $   1,790         $   94,666
                                                                                       =========         ==========

Limited Partners Share of DCF per Unit                                                 $     .24         $    12.62(c)
                                                                                       =========         ==========

General Partners Share of DCF                                                          $      56         $    2,928
                                                                                       =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including Shared Appreciation
  Interest and prepayment premiums                                                     $      71         $   87,428
Principal collections on MBS including prepayment premiums                                 9,789             58,056
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                   -                (40,775)
Gain on sale of MBS                                                                        -                    114
                                                                                       ---------         ----------
Total Net Proceeds from Capital Transactions                                           $   9,860         $  104,823
                                                                                       =========         ==========

Cash available for distribution
  (DCF plus Proceeds from Capital Transactions)                                        $  11,706         $  202,417
                                                                                       =========         ==========

Distributions:
-------------
Limited Partners                                                                       $  11,625(a)      $  198,464(b)
                                                                                       =========         ==========

Limited Partners Average per Unit                                                      $    1.55(a)      $    26.46(b)(c)
                                                                                       =========         ==========

General Partners                                                                       $      56(a)      $    2,928(b)
                                                                                       =========         ==========

     Total Distributions                                                               $  11,681         $  201,392
                                                                                       =========         ==========

(a)    Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in November 2001.
(b)    Includes an estimate of the quarterly distribution to be paid in
         November 2001.
(c)    Limited Partners average per Unit return of capital as of November 2001 is $13.84 [$26.46 - $12.62]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.