Form 10-K
period 2001-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2002-03-27
CIK 786622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

                        Title                                                      Name of Exchange on which Registered

    Shares of Beneficial Interest                                                          None

Securities registered pursuant to Section 12(g) of the Act:         None

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

Documents incorporated by reference: see Part IV, Item 14

The exhibit index is located on pages 8-10

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

The Partnership also has investments in MBS backed by single-family or multi-family mortgage loans issued or originated by the Government National
Mortgage Association ("GNMA"), Fannie Mae or the Federal Home Loan Mortgage
Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and interest on the Fannie Mae and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS and HUD insures the pooled mortgage loans underlying the GNMA MBS.

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

As of December 31, 2001, there were no personnel directly employed by the
Partnership.

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

The number of investors holding Units as of December 31, 2001 was approximately
5,500. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The
Partnership presently anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

During August 2001, the Partnership made a special distribution of $1.25 per
Limited Partner interest from the principal proceeds and prepayment premium received from the Boulders Apartments MBS.

During November 2000, the Partnership made a special distribution of $.33 per
Limited Partner interest from the principal proceeds and prepayment premium received from the Chateau Bijou MBS.

During January 2000, the Partnership made a special distribution of $1.30 per
Limited Partner interest from the principal proceeds and Shared Appreciation
Interest from the LaCosta PIM.

The Partnership may make special distributions in the future if MBS or PIMs prepay or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31,
2001 and 2000:

                                                          2001                                  2000
                                                 Amount          Per Unit            Amount              Per Unit
   Distributions:
        Limited Partners                       $  3,000,040       $   .40         $  5,700,076             $  .76
        General Partners                             78,220            -                97,014                 -
                                               ------------                       ------------

                                                  3,078,260                          5,797,090
                                               ------------                       ------------

   Special Distributions:
        Limited Partners                          9,375,124       $  1.25           12,225,162             $ 1.63
                                               ------------                       ------------

         Total Distributions                   $ 12,453,384                       $ 18,022,252
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

                               2001               2000                1999               1998                1997
                               ----               ----                ----               ----                ----
Total revenues            $  3,022,454       $   3,587,833        $  4,215,833       $  4,823,813         $ 6,078,663

Net income                   2,540,547           3,038,185           3,610,232          4,171,014           4,743,768
Net income allocated to:
  Limited Partners           2,464,331           2,947,039           3,501,925          4,045,884           4,601,455

   Average Per Unit                .33                 .39                 .47               . 54                . 61

General Partners                76,216              91,146             108,307            125,130             142,313

Total assets at:
December 31                 29,901,042          39,651,355          54,564,577         57,367,612          67,795,436

Distributions to:
 Limited Partners            3,000,040           5,700,076           5,700,076          5,700,075           5,700,093
 Average per Unit                  .40                 .76                 .76                .76                 .76
 Special to Limited Partners 9,375,124          12,225,162                -             8,400,111           4,575,060
 Average per Unit                 1.25                1.63                -                  1.12                 .61

 General Partners               78,220              97,014             112,626            137,665             172,798

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
------

Certain statements in this Management's Discussion and Analysis of Financial
Condition and Results of Operations and elsewhere in this Form 10-K constitute
"forward-looking statements" within the meaning of the Federal Private
Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the
Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At December 31, 2001 the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.4 million as well as the cash flow provided by its investments in the PIMs and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

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
Based on current projections, the General Partners expect that the Partnership will reduce the distribution rate of $.10 per Limited Partner interest per quarter to $.06 per Limited Partner interest per quarter with the May 2002 distribution.

In addition to providing insured or guaranteed monthly principal and basic interest payments, the Partnership's investments in the PIMs also may provide additional income through a participation interest in the underlying properties.
However, this payment is neither guaranteed nor insured and depends on the successful operations of the underlying properties.

The Partnership received a prepayment of the Royal Palm Place PIM. On January 2,
2002, the Partnership received $378,480 of Shared Appreciation Interest and
$121,490 of Minimum Additional Interest. On February 27, 2002 the Partnership
received $5,563,531 representing the principal proceeds on the first mortgage.
The Partnership has declared a special distribution of $.80 per Limited Partner interest consisting of Shared Appreciation Interest and prepayment proceeds which will be paid in the first quarter of 2002.

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
interest.

With the payoff of the Royal Palm Place PIM in January, 2002, the Partnership's
only remaining PIM investment is backed by the first mortgage loan on Vista
Montana. Presently, the General Partners do not expect Vista Montana to pay the
Partnership any participation interest or to be sold or refinanced during 2002.
However, if favorable market conditions provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Vista Montana operates under a long-term restructure program. The Partnership agreed in 1993 to change the original participation terms and to permanently reduce the rate on the first mortgage loan to 7.375% per annum when construction was significantly delayed.
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

The Partnership has the option to call its remaining PIM by accelerating the maturity date of the loan. The Partnership will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Critical Accounting Policy

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized at the stated rate of the Federal Housing
Administration insured mortgage (less the servicer's fee) or the stated coupon rate of the Fannie Mae MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At
December 31, 2001, the Partnership's PIMs and MBS comprise the majority of the
Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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

                                    Expected maturity dates ($ in thousands)

                    2002      2003      2004      2005      2006      Thereafter      Total              Fair
                                                                                       Face              Value
                                                                                       Value

Interest-sensitive assets:

MBS               $    256  $    231  $   211   $   194 $    181  $         7,844   $      8,917     $        9,411
WAIR                 8.41%     8.41%    8.41%     8.41%    8.41%             8.41%          8.41%

PIMs                 5,667       111      120       129      139            12,613        18,779            19,649

WAIR                 7.38%     7.38%    7.38%     7.38%    7.38%             7.38%          7.67%
                  --------  --------  -------   ------- --------  ----------------  -------------    --------------

Total Interest-
sensitive assets  $  5,923  $    342  $   331   $   323 $    320  $         20,457  $      27,696    $      29,060
                  ========  ========  =======   ======= ========  ================  =============    ==============

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.
                                                                        (Amounts in thousands)
                                                            2001                  2000               1999
                                                            ----                  ----               ----
   Interest income on PIMs:
       Basic interest                                     $ 1,446             $  1,423             $  2,085
       Participation interest                                 306                  214                    -
   Interest income on MBS                                   1,171                1,702                1,900
   Other interest income                                      100                  249                  231
   Partnership expenses                                      (390)                (449)                (505)
   Amortization of prepaid fees
    and expenses                                              (92)                (101)                (101)
                                                          -------             --------             --------

      Net income                                          $ 2,541             $  3,038             $  3,610
                                                          =======             ========             ========

Net income decreased for 2001 when compared with 2000 primarily due to decreases in interest income on MBS and other interest income. This is partially offset by an increase in participation interest and a decrease in asset management fees.
Interest income on MBS decreased in 2001 when compared to 2000 primarily due to the payoffs of the Boulders Apartments MBS in July 2001 and the Chateau Bijou
MBS in September of 2000. Other interest income decreased due to lower average interest rates earned on cash balances available for short-term investing in
2001 as compared with 2000. Participation interest increased due to the collection of a prepayment premium from the Boulders Apartments MBS payoff in
July 2001. The decrease in asset management fees is due to the Partnership's asset base declining.

Net income decreased for 2000 when compared with 1999 due primarily to the decrease in interest income on PIMs and MBS. Basic interest on PIMs decreased in
2000 as compared to 1999 due primarily to the prepayment of the LaCosta PIM in
December 1999. MBS interest income decreased in 2000 as compared to 1999 primarily due to principal collections received on the remaining MBS investments and the Chateau Bijou MBS payoff in September 2000. Participation interest increased in 2000 compared with 1999 due to the Chateau Bijou MBS prepayment premium and Shared Appreciation Interest from the LaCosta PIM payoff received in
2000. Expenses decreased in 2000 as compared with 1999 due primarily to lower asset management fees caused by a declining asset base.

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

                                                          Position with
              Name and Age                                The Krupp Corporation

              Douglas Krupp (55)                          Co-Chairman, President and Director
              George Krupp (57)                           Co-Chairman, President and Director
              Robert A. Barrows (44)                      Vice President and Chief Accounting Officer

     Douglas Krupp  co-founded  and serves as  Co-Chairman  and Chief  Executive
     Officer  of The  Berkshire  Group,  an  integrated  real  estate  financial services  firm engaged in real estate  acquisitions,  property  management, investment  sponsorship,  venture capital  investing,  mortgage banking and financial  management,  and  ownership of two operating  companies  through private equity investments.  Mr. Krupp has held the position of Co-Chairman since The Berkshire  Group was  established as The Krupp  Companies in 1969 and he has  served as the  Chief  Executive  Officer  since  1992.  He is a graduate of Bryant College where he received an honorary  Doctor of Science in Business Administration in 1989.

     George Krupp is the Co-Founder and  Co-Chairman of The Berkshire  Group, an
     integrated  real  estate  financial  services  firm  engaged in real estate acquisitions,  property management, investment sponsorship, venture capital investing,  mortgage banking and financial management, and ownership of two operating companies through private equity investments.  Mr. Krupp has held the position of Co-Chairman  since The Berkshire  Group was  established as
     The Krupp Companies in 1969. Mr. Krupp has been an instructor of history at the New Jewish High School in Waltham,  Massachusetts  since  September  of
     1997.  Mr.  Krupp  attended  the  University  of  Pennsylvania  and Harvard
     University  and holds a Master's  Degree in History from Brown  University.
     Douglas and George Krupp are brothers.

     Robert A. Barrows is Senior Vice President and Chief  Financial  Officer of
     Berkshire  Mortgage Finance.  Mr. Barrows has held several positions within
     The  Berkshire  Group since  joining  the company in 1983 and is  currently responsible for accounting,  financial reporting and treasury functions for
     Berkshire Mortgage Finance. Prior to joining The Berkshire Group, he was an audit supervisor for Coopers and Lybrand L.L.P. in Boston. He received a B.S.
     degree from Boston College and is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION
-------

The Partnership has no directors or executive officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

As of December 31, 2001 no person owned of record or was known by the General
Partners to own beneficially more than 5% of the Partnership's 7,500,099 outstanding Units. The only interests held by management or its affiliates consist of its General Partner and Corporate Limited Partner Interests.

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

(b)     Reports on Form 8-K

        During the last quarter of the year ended December 31, 2001 the
        Partnership did not file any reports on Form 8-K.

(c)     Exhibits:

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

        (10.15)      Participation  Agreement dated March 20, 1991 between Krupp
                     Insured Plus-III Limited Partnership and Krupp Insured
                     Plus Limited  Partnership.  [Exhibit 19.1 to Registrant's
                     Report on Form 10-Q for the Quarter Ended September 30,
                     1991 (File No. 0-15815)].*

        * Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March,
2002.

                                    KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                    By:  The Krupp Corporation,
                                         a General Partner

                                    By:  /s/ Douglas Krupp
                                        ----------------------------------------
                                        Douglas Krupp, Co-Chairman
                                        (Principal Executive Officer) and Director of
                                        The Krupp Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 22nd day of March, 2002.

Signatures                                           Title(s)
----------                                           --------

 /s/ Douglas Krupp                   Co-Chairman (Principal Executive Officer),  President and Director of The Krupp
-------------------------------
Douglas Krupp                                        Corporation, a General Partner of the Registrant.

 /s/ George Krupp                    Co-Chairman (Principal Executive Officer) and Director of The Krupp Corporation, George Krupp
-------------------------------
a General Partner of the Registrant

 /s/ Robert A. Barrows               Vice President and Chief Accounting Officer of The Krupp Corporation, a
-------------------------------
Robert A. Barrows                                    General Partner of the Registrant.

                                                      APPENDIX A

                                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                           FINANCIAL STATEMENTS AND SCHEDULE
                                                  ITEM 8 of FORM 10-K

                                ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                                         For the Year Ended December 31, 2001

                                        KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                      INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants                                                                                 F-3

Balance Sheets at December 31, 2001 and 2000                                                                      F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 2001, 2000 and 1999                                                                                  F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 2001, 2000 and 1999                                                                            F-6

Statements of Cash Flows for the Years
Ended December 31, 2001, 2000 and 1999                                                                            F-7

Notes to Financial Statements                                                                              F-8 - F-15

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Krupp Insured Plus Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp
Insured Plus Limited Partnership (the "Partnership") at December 31, 2001 and
2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                                       KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                                   BALANCE SHEETS

                                             December 31, 2001 and 2000

                                                       ASSETS

                                                                           2001                      2000
                                                                           ----                      ----

 Participating Insured Mortgages
  ("PIMs") (Notes B, C, H and I)                                      $  18,779,477            $  18,875,248
 Mortgage-Backed Securities and insured
  mortgage ("MBS") (Notes B, D and H)                                     9,410,920               18,864,480
                                                                      -------------            -------------

     Total mortgage investments                                          28,190,397               37,739,728

 Cash and cash equivalents (Notes B and H)                                1,422,582                1,460,786
 Interest receivable and other assets                                       190,282                  260,797
 Prepaid acquisition fees and expenses, net of
  accumulated amortization of $785,095 and
  $725,937, respectively (Note B)                                            59,157                  118,315
 Prepaid participation servicing fees, net of
  accumulated amortization of $292,428 and
  $259,323, respectively (Note B)                                            38,624                   71,729
                                                                      -------------            -------------

     Total assets                                                     $  29,901,042            $  39,651,355
                                                                      =============            ==============

                                          LIABILITIES AND PARTNERS' EQUITY

 Liabilities                                                          $      17,877            $      17,650
                                                                      -------------            -------------

 Partners' equity (deficit) (Notes A, E and I):

   Limited Partners                                                      29,633,496               39,544,329
    (7,500,099 Limited Partner interests
     outstanding)

   General Partners                                                        (249,219)                (247,215)

   Accumulated Comprehensive Income (Note B)                                498,888                  336,591
                                                                      -------------            -------------

     Total Partners' equity                                              29,883,165               39,633,705
                                                                      -------------            -------------

     Total liabilities and Partners' equity                           $  29,901,042            $  39,651,355
                                                                      =============            =============

                     The accompanying notes are an integral
                        part of the financial statements.

                                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                    For the Years Ended December 31, 2001, 2000 and 1999

                                                                         2001               2000                 1999
                                                                     ------------       ------------         ------------

Revenues:
   Interest income - PIMs
       Basic interest                                                $  1,446,220       $  1,422,912         $  2,085,273
       Participation interest                                             306,000            213,946                -
   Interest income - MBS                                                1,170,585          1,701,993            1,899,734
   Other interest income                                                   99,649            248,982              230,826
                                                                     ------------       ------------         ------------

            Total revenues                                              3,022,454          3,587,833            4,215,833
                                                                     ------------       ------------         ------------

Expenses:
   Asset management fee to an affiliate (Note F)                          243,650            295,192              376,755
   Expense reimbursements to affiliates (Note F)                           53,989             56,015               42,279
   Amortization of prepaid fees and expenses (Note B)                      92,263            101,056              101,059
   General and administrative                                              92,005             97,385               85,508
                                                                     ------------       ------------         ------------

            Total expenses                                                481,907            549,648              605,601
                                                                     ------------       ------------         ------------

Net income (Note G)                                                     2,540,547          3,038,185            3,610,232

Other Comprehensive Income:

     Net change in unrealized gain on MBS                                 162,297             72,745             (599,917)
                                                                     ------------       ------------         ------------

Total Comprehensive Income                                           $  2,702,844       $  3,110,930         $  3,010,315
                                                                     ============       ============         ============

Allocation of net income (Notes E and G):

     Limited Partners                                                $  2,464,331       $  2,947,039         $  3,501,925
                                                                     ============       ============         ============

     Average net income per Limited Partner Interest                 $        .33       $        .39         $        .47
                                                                     ============       ============         ============
       (7,500,099 Limited Partner interests outstanding)

     General Partners                                                $     76,216       $     91,146         $    108,307
                                                                     ============       ============         =============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                                       Accumulated              Total
                                                   Limited          General           Comprehensive            Partners'
                                                  Partners          Partners             Income                 Equity
                                               -------------      ------------        --------------        -------------

Balance at December 31, 1998                   $  56,720,679      $  (237,028)        $    863,763          $  57,347,414

Net income                                         3,501,925          108,307                -                  3,610,232

Quarterly distributions                           (5,700,076)        (112,626)               -                 (5,812,702)

 Change in unrealized gain
            on MBS                                     -               -                  (599,917)              (599,917)
                                               -------------      -----------         ------------          -------------

 Balance at December 31, 1999                     54,522,528         (241,347)             263,846             54,545,027

Net income                                         2,947,039           91,146                 -                 3,038,185

Quarterly distributions                           (5,700,076)         (97,014)                -                (5,797,090)

Special distributions                            (12,225,162)            -                     -              (12,225,162)

Change in unrealized gain
  on MBS                                               -                 -                  72,745                 72,745
                                               -------------      -----------         ------------         --------------

Balance at December 31, 2000                      39,544,329         (247,215)             336,591             39,633,705

Net income                                         2,464,331           76,216                -                  2,540,547

Quarterly distributions                           (3,000,040)         (78,220)               -                (3,078,260)

Special distribution                              (9,375,124)            -                   -                (9,375,124)

Change in unrealized gain
  on MBS                                               -               -                   162,297               162,297
                                               -------------      -----------         ------------          ------------

Balance at December 31, 2001                   $  29,633,496      $  (249,219)        $    498,888          $ 29,883,165
                                               =============      ===========         ============          ============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                                                             2001                 2000                1999
                                                                             ----                 ----                ----
Operating activities:
Net income                                                             $    2,540,547        $   3,038,185         $ 3,610,232
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of prepaid fees and expenses                                92,263              101,056             101,059
      Shared Appreciation Interest and prepayment premiums                   (306,000)            (213,946)              -
      Premium amortization                                                      -                   52,528               6,630
Changes in assets and liabilities:
         Decrease in interest receivable
               and other assets                                                70,515               59,197              47,786
         Increase (decrease) in liabilities                                       227               (1,900)               (648)
                                                                         ------------        -------------         -----------

Net cash provided by operating activities                                   2,397,552            3,035,120           3,765,059
                                                                         ------------        -------------         -----------

Investing activities:
   Principal collections and prepayments on PIMs
      including Shared Appreciation Interest of $10,000 in 2000                95,771              167,751          10,041,106
   Principal collections on MBS including a prepayment premium
      of $306,000 in 2001 and $203,946 in 2000.                             9,921,857            3,278,080           1,355,494
                                                                         ------------        -------------         -----------

Net cash provided by investing activities                                  10,017,628            3,445,831          11,396,600
                                                                         ------------        -------------         -----------

Financing activities:
   Quarterly distributions                                                 (3,078,260)          (5,797,090)         (5,812,702)
   Special distributions                                                   (9,375,124)         (12,225,162)              -
                                                                         ------------        -------------        ------------

Net cash used for financing activities                                    (12,453,384)         (18,022,252)         (5,812,702)
                                                                         ------------        -------------        ------------

Net (decrease) increase in cash and cash equivalents                          (38,204)         (11,541,301)          9,348,957

Cash and cash equivalents, beginning of period                              1,460,786           13,002,087           3,653,130
                                                                         ------------        -------------         -----------

Cash and cash equivalents, end of period                                 $  1,422,582        $   1,460,786        $ 13,002,087
                                                                         ============        =============        ============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                              $    162,297        $      72,745        $   (599,917)
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

        Basis of Presentation

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

        PIMs

        The Partnership accounts for its MBS portion of a PIM in accordance with
        FAS 115 under the classification of held to maturity. The Partnership carries the Fannie Mae MBS at amortized cost. The insured mortgage portion of the Federal Housing Administration PIM (FHA PIM) is carried at amortized cost. The Partnership does not establish loan loss reserves as its investments are fully insured by the FHA.

        Basic interest on PIMs is recognized at the stated rate of the Federal
        Housing Administration insured mortgage (less the servicer's fee) or the stated coupon rate of the Fannie Mae MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated.

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

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

B.      Significant Accounting Policies, continued

        Prepaid Fees and Expenses

        Prepaid fees and expenses represent prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs. The Partnership amortizes the prepaid acquisition fees and expenses using a method that approximates the effective interest method over a period of ten to twelve years, which represents the estimated life of the underlying mortgage.

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

        Estimates and Assumptions

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period. Actual results could differ from those estimates.

C.      PIMs

        At December 31, 2001 and 2000, the Partnership had investments in two
        PIMs. The Partnership's PIMs consist of one Fannie Mae MBS representing the securitized first mortgage loan on the underlying property and one participation interest in a first mortgage loan originated under the FHA lending program on the underlying property (collectively the "insured mortgages"). The Partnership also has participation interests in the revenue stream and appreciation of the underlying properties above specified thresholds. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

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
        interest.

        At December 31, 2001 and 2000 there were no loans within the
        Partnership's portfolio that were delinquent as to principal or interest.

        The Partnership's PIMs consist of the following at December 31, 2001 and 2000:

                                                                         Approximate
                          Original         Interest      Maturity          Monthly              Investment Basis at
PIMs                    Face Amount         Rates (a)     Dates           Payment                   December 31,
----                    ------------       ---------    -----------      -----------      ---------------------------------
                                                                                              2001                 2000
FHA
Vista Montana Apts.
Val Vista Lakes, Az.    $ 13,814,400        7.375%        12/1/33           90,000        $ 13,215,946         $ 13,311,717
                                              (b)
Fannie Mae
Royal Palm Place
                                                                                                 -
Kendall, Fl.               6,021,258        8.375%         4/1/06           39,000           5,563,531            5,563,531
                                                                                         -------------         ------------
                             (c)             (d)
                        ------------
                         $19,835,658                                                     $  18,779,477         $ 18,875,248
                        ============                                                     =============         ============
                                                                                                (e)

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

(c)   The total  original  face  amount of the PIM on the  underlying  property was $22,000,000  of which 73% or  $15,978,742 was acquired by Krupp
      Insured Plus III Limited Partnership, an affiliate of the Partnership.

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

(e)   The aggregate cost of PIMs for federal income tax purposes is $18,779,477.

A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 2001 is as follows:

                                                              2001                 2000                  1999
                                                              ----                 ----                  ----
Balance at beginning of period                            $  18,875,248       $   19,032,999        $ 29,074,105

Deductions during period:

Prepayment and principal collections                            (95,771)            (157,751)          (10,041,106)
                                                          -------------       --------------        ---------------

Balance at end of period                                  $  18,779,477       $   18,875,248        $   19,032,999
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

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

D.    MBS, continued
      ---

      At December 31, 2001, the Partnership's MBS portfolio had an amortized cost of $8,912,032 and gross unrealized gains of $498,888. At December 31,
      2000, the Partnership's MBS portfolio had an amortized cost of $9,458,992 and gross unrealized gains and losses of $338,073 and $1,482, respectively. At December 31, 2000, the Partnership's insured mortgage had an amortized cost of $9,068,897 and an unrealized gain of $351,420. The portfolio has maturities ranging from 2006 to 2032.

                                                                                                  Unrealized
                          Maturity Date                        Fair Value                             Gain
                          -------------                      -------------                      ---------------
                           2002 - 2006                       $      93,563                      $         7,082
                           2007 - 2011                             317,739                               22,746
                           2012 - 2032                           8,999,618                              469,060
                                                             -------------                      ---------------               ------------------

                             Total                           $   9,410,920                      $       498,888
                                                             =============                      ===============

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

      Upon the occurrence of a terminating capital transaction, as defined in the Partnership Agreement, the net cash proceeds and winding up of the affairs of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner's capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the
      Limited Partners and 1% to the General Partners until the Limited Partners have received to any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

      Profits arising from a capital transaction will be allocated in the same manner as related cash distributions. Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General
      Partners.

      During 2001, 2000 and 1999, the Partnership made quarterly distributions totaling $.40, $.76 and $.76 per Limited Partner interest annually, respectively. The Partnership made special distributions of $1.25 and
      $1.63 per Limited Partner interest in 2001 and 2000, respectively.

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

E.     Partners' Equity, continued

       As of December 31, 2001, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                   Corporate                          Accumulated
                                                    Limited             General      Comprehensive
                              Unitholders            Partner           Partners          Income           Total
                             --------------         ---------        -------------   -------------    -------------
Capital                     $  149,489,830         $   2,000         $       3,000   $     -          $ 149,494,830
contributions

Syndication                     (7,906,604)            -                     -             -             (7,906,604)
costs

Quarterly
distributions                 (126,236,046)           (1,727)           (2,927,848)        -           (129,165,621)

Special
distributions                  (72,224,972)             (963)                  -           -            (72,225,935)

Net income  86,510,815               1,163         2,675,629                   -      89,187,607

Unrealized
gains on MBS                        -                  -                       -         498,888            498,888
                            --------------       -----------        -------------  -------------    ---------------

Balance at
December 31, 2001           $   29,633,023       $       473        $    (249,219) $     498,888    $    29,883,165
                            ==============       ===========        =============  =============    ===============

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

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

G.     Federal Income Taxes

       The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's
       2001 federal income tax return is as follows:

        Net income from statement of operations                                         $   2,540,547

        Add:     Book to tax difference for amortization of
                 prepaid fees and expenses                                                     63,587
                                                                                        --------------

        Net income for federal income tax purposes                                      $   2,604,134
                                                                                        ==============

        The allocation of the 2001 net income for federal income tax purposes is as follows:

                                                                                        Portfolio
                                                                                          Income

        Unitholders                                                                     $   2,535,156
        Corporate Limited Partner                                                                  34
        General Partners                                                                       68,944
                                                                                        -------------

                                                                                        $   2,604,134

        For the years ended December 31, 2001, 2000 and 1999 the average per unit net income to the Unitholders for federal income tax purposes was
        $.34, $.40 and $.40, respectively.

        The basis of the Partnership's assets for financial reporting purposes was less than its tax basis by approximately $256,000 and $343,000 at
        December 31, 2001 and 2000, respectively. The basis of the Partnership's liabilities for financial reporting purposes was less than its tax basis by approximately $11,000 at December 31, 2001. At December 31, 2000 the
        basis of the Partnership's liabilities for financial reporting purposes was the same as its tax basis.

H.      Fair Value Disclosures of Financial Instruments

        The Partnership used the following methods and assumptions to estimate the fair value of each class of financial instruments:

        Cash and Cash Equivalents

        The carrying amount approximates fair value because of the short maturity of those instruments.

        MBS

        The Partnership estimated the fair value of MBS based on quoted market prices while it estimated the fair value of insured mortgages based on quoted prices of MBS with similar interest rates. Based on the estimated fair value determined using these methods and assumptions, the
        Partnership's investments in MBS had gross unrealized gains of approximately $499,000 at December 31, 2001 and gross unrealized gains and losses of approximately $689,000 and $1,000 at December 31, 2000.

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS, continued

H.      Fair Value Disclosures of Financial Instruments, continued
        -----------------------------------------------

        PIMs

        As there is no active trading market for these investments, management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate. Management does not include any estimate of participation interest in the Partnership's estimated fair value for the Vista Montana PIM, as Management does not believe it can predict the time of realization of the feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the
        Partnership's investments in PIMs had gross unrealized gains of approximately $870,000 at December 31, 2001, and gross unrealized gains and losses of approximately $42,000 and $300,000 at December 31, 2000.

        At December 31, 2001 and 2000, the Partnership estimates the fair value of its financial instruments as follows (amounts rounded to the nearest thousand):

                                                                       2001                             2000
                                                                       -----                            -----

                                                                Fair           Carrying         Fair           Carrying
                                                                Value            Value          Value            Value
                                                            ----------        ----------      ---------        ---------
            Cash and cash equivalents                       $    1,423        $    1,423      $   1,461        $   1,461

            MBS and insured mortgage                             9,411             9,411         19,216           18,864

            PIMs                                                19,649            18,779         18,617           18,875
                                                            ----------        ----------      ---------        ---------

                                                            $   30,483        $   29,613      $  39,294        $  39,200
                                                            ==========        ==========      =========        =========

I.      Subsequent Events

        The Partnership received a prepayment of the Royal Palm Place PIM. On
        January 2, 2002, the Partnership received $378,480 of Shared
        Appreciation Interest and $121,490 of Minimum Additional Interest. On
        February 27, 2002 the Partnership received $5,563,531 representing the principal proceeds on the first mortgage. The Partnership has declared a special distribution of $.80 per Limited Partner interest consisting of
        Shared Appreciation Interest and prepayment proceeds which will be paid in the first quarter of 2002.

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

     Shown  below is the  calculation  of  Distributable  Cash Flow and Net Cash
     Proceeds  from  Capital  Transactions,  as  defined  by  Section  17 of the
     Partnership  Agreement,  and the source of cash  distributions for the year ended December 31, 2001 and the period from inception  through December 31,
     2001. The General Partners provide certain of the information below to meet requirements of the Partnership  Agreement and because they believe that it is an appropriate  supplemental measure of operating performance.  However,
     Distributable  Cash Flow and Net Cash  Proceeds  from Capital  Transactions should not be  considered by the reader as a substitute to net income as an indicator of the Partnership's  operating performance or to cash flows as a measure of liquidity.
                                                                                         Year            Inception
                                                                                         Ended            Through
                                                                                        12/31/01           12/31/01

                                                                          (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Income for tax purposes                                                                $   2,605         $   89,932
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                    28              7,728
 Shared Appreciation Interest and prepayment premiums                                       (306)            (1,022)
 Amortization of MBS premiums                                                                -                  453
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                      -                1,098
 Gain on sale of MBS                                                                         -                 (114)
                                                                                       ---------         ----------
Total Distributable Cash Flow ("DCF")                                                  $   2,327         $   98,075
                                                                                       =========         ==========

Limited Partners Share of DCF                                                          $   2,257         $   95,133
                                                                                       =========         ==========

Limited Partners Share of DCF per Unit                                                 $     .30         $    12.68(c)
                                                                                       =========         ==========

General Partners Share of DCF                                                          $      70         $    2,942
                                                                                       =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including Shared Appreciation
  Interest and prepayment premiums                                                     $      96         $   87,453
Principal collections on MBS including prepayment premiums                                 9,922             58,189
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                   -                (40,775)
Gain on sale of MBS                                                                        -                    114
                                                                                       ---------         ----------
Total Net Proceeds from Capital Transactions                                           $  10,018         $  104,981
                                                                                       =========         ==========

Cash available for distribution
  (DCF plus Proceeds from Capital Transactions)                                        $  12,345         $  203,056
                                                                                       =========         ==========

Distributions:
-------------
Limited Partners                                                                       $  12,375(a)      $  199,214(b)
                                                                                       =========         ==========

Limited Partners Average per Unit                                                      $    1.65(a)      $    26.56(b)(c)
                                                                                       =========         ==========

General Partners                                                                       $      70(a)      $    2,942(b)
                                                                                       =========         ==========

     Total Distributions                                                               $  12,445         $  202,156
                                                                                       =========         ==========

(a)   Represents all distributions paid in 2001 except the February 2001 quarterly distribution and includes an estimate of the quarterly distribution to be paid in February 2002.
(b)   Includes an estimate of the quarterly distribution to be paid in February
        2002.
(c)   Limited Partners average per Unit return of capital as of February
        2002 is $13.88 [$26.56 - $12.68]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.