Form 10-Q
period 2002-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2002-05-14
CIK 786622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X         No

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                          March 31,              December 31,
                                                                            2002                     2001
                                                                       --------------           ---------------

Participating Insured Mortgages ("PIMs") (Note 2)                      $   13,190,863           $    18,779,477
Mortgage-Backed Securities and
   insured mortgage ("MBS") (Note 3)                                        9,273,492                 9,410,920
                                                                       --------------           ---------------

   Total mortgage investments                                             22,464,355                 28,190,397

Cash and cash equivalents                                                  1,367,909                  1,422,582
Interest receivable and other assets                                         148,141                    190,282
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $799,884 and
 $785,095 respectively                                                        44,368                     59,157
Prepaid participation servicing fees, net of
 accumulated amortization of $302,084 and
 $292,428, respectively                                                        28,968                    38,624
                                                                       --------------           ---------------

   Total assets                                                        $   24,053,741           $    29,901,042
                                                                       ==============           ===============

                                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                            $       18,590           $        17,877
                                                                       --------------           ---------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests outstanding)                      23,750,430                 29,633,496

General Partners                                                             (236,807)                 (249,219)

Accumulated comprehensive income                                              521,528                   498,888
                                                                       --------------           ---------------

   Total Partners' equity                                                  24,035,151                29,883,165
                                                                       --------------           ---------------

   Total liabilities and Partners' equity                              $   24,053,741           $    29,901,042
                                                                       ==============           ===============

                   The accompanying notes are an integral part
                          of the financial statements.

                                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                             For the Three Months
                                                                                 Ended March 31,

                                                                             2002                2001
                                                                       ---------------      --------------
Revenues:
   Interest income - PIMs
      Basic interest                                                    $      282,191      $      363,953
      Participation interest                                                   504,639               -
   Interest income - MBS                                                       184,803             396,680
   Other interest income                                                        16,040              22,779
                                                                        --------------      --------------

            Total revenues                                                     987,673             783,412
                                                                        --------------      --------------

Expenses:
   Asset management fee to an affiliate                                         44,203              68,980
   Expense reimbursements to affiliates                                         10,722              11,501
   Amortization of prepaid fees and expenses                                    24,445              23,066
General and administrative                                                      14,465              13,307
                                                                        --------------      --------------

            Total expenses                                                      93,835             116,854
                                                                        --------------      --------------

Net income                                                                     893,838             666,558

Other comprehensive income:

   Net change in unrealized gain on MBS                                         22,640               9,937
                                                                        --------------      --------------

Total comprehensive income                                              $      916,478      $      676,495
                                                                        ==============      ==============

Allocation of net income (Note 4):

   Limited Partners                                                     $      867,023      $      646,561
                                                                        ==============      ==============

   Average net income per Limited Partner
    interest (7,500,099 Limited Partner
    interests outstanding)                                              $          .12      $          .09
                                                                        ==============      ==============

   General Partners                                                     $       26,815      $       19,997
                                                                        ==============      ==============

                     The accompanying notes are an integral
                        part of the financial statements.

                                           KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                                  STATEMENTS OF CASH FLOWS

                                                                                     For the Three Months
                                                                                         Ended March 31,
                                                                            ------------------------------------------

                                                                                   2002                     2001

Operating activities:
    Net income                                                              $        893,838       $        666,558
    Adjustments to reconcile net income to net cash provided by operating activities:
      Amortization of prepaid fees and expenses                                       24,445                 23,066
      Shared Appreciation Interest                                                  (378,480)                 -
      Changes in assets and liabilities:
Decrease in interest receivable and other assets                                      42,141                  1,937
Increase (decrease) in liabilities                                                       713                (12,337)
                                                                            ----------------       ----------------

Net cash provided by operating activities                                            582,657                679,224
                                                                            ----------------       ----------------

Investing activities:
   Principal collections on MBS                                                      160,068                136,448
   Principal collections on PIMs including Shared Appreciation
    Interest of $378,480 in 2002                                                   5,967,094                 23,276
                                                                            ----------------       -----------------

Net cash provided by investing activities                                          6,127,162                159,724
                                                                            ----------------       -----------------

Financing activities:
   Quarterly distributions                                                          (764,413)              (772,836)
   Special distributions                                                          (6,000,079)                 -
                                                                            ----------------       ----------------
  Net cash used for financing activities                                          (6,764,492)              (772,836)
                                                                            ----------------       ----------------

Net increase (decrease) in cash and cash equivalents                                 (54,673)                66,112
Cash and cash equivalents, beginning of period                                     1,422,582              1,460,786
                                                                            ----------------       ----------------

Cash and cash equivalents, end of period                                    $      1,367,909       $      1,526,898
                                                                            ================       ================

Non cash activities:
Increase in Fair Value of MBS                                               $         22,640       $          9,937
                                                                            ================       ================

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited
      Partnership-IV (collectively the "General Partners"), of Krupp Insured
      Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading.
      See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2001 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
      (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2002 and its results of operations and cash flows for the three months ended March 31, 2002 and
      2001.

      The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition
      and Results of Operations included in this report.

2.    PIMs

      At March 31, 2002, the Partnership's remaining PIM had a fair market value of $13,600,967 and gross unrealized gains of $410,104. The PIM matures in
      2033.

      The Partnership received a prepayment of the Royal Palm Place PIM. On
      January 2, 2002, the Partnership received $378,480 of Shared Appreciation
      Interest and $126,159 of Minimum Additional Interest. On February 27, 2002
      the Partnership received $5,563,531 representing the principal proceeds on the first mortgage. On March 19, 2002, the Partnership paid a special distribution of $0.80 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received.

3.    MBS

      At March 31, 2002, the Partnership's MBS portfolio had an amortized cost of $8,751,964 and gross unrealized gains of $521,528. The portfolio has maturities ranging from 2006 to 2032.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended
      March 31, 2002 is as follows:

                                                                                 Accumulated           Total
                                                 Limited         General        Comprehensive        Partners'
                                                Partners          Partners         Income             Equity
                                            ----------------    -----------     --------------    --------------
Balance at December 31, 2001                $     29,633,496    $  (249,219)    $     498,888     $   29,883,165

Net income                                           867,023         26,815              -               893,838

Quarterly distributions                             (750,010)       (14,403)             -              (764,413)

Special distributions                             (6,000,079)     -                     -             (6,000,079)

Change in unrealized gain on MBS                    -                 -                22,640             22,640
                                            ----------------    -----------     -------------     ---------------
Balance at March 31, 2002                   $     23,750,430    $  (236,807)    $     521,528     $   24,035,151
                                            ================    ===========     =============     ===============

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS
-------

Certain  statements in this  Management's  Discussion  and Analysis of Financial
Condition and Results of Operations  and elsewhere in this Form 10-Q  constitute
"forward-looking   statements"   within  the  meaning  of  the  Federal  Private
Securities  Litigation  Reform  Act of 1995.  These  forward-looking  statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's  actual results,  performance or achievements to be materially different  from any future  results,  performance or  achievements  expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local  conditions;  pre-payments  of  mortgages;  failure of borrowers to pay participation  interests due to poor operating results at properties  underlying the mortgages;  uninsured losses and potential conflicts of interest between the
Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At March 31, 2002,  the  Partnership  had liquidity  consisting of cash and cash equivalents of  approximately  $1.4 million as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership  anticipates  that these  sources  will be  adequate  to provide the  Partnership  with  sufficient liquidity to meet its  obligations  as well as to provide  distributions  to its investors.

The most  significant  demand on the  Partnership's  liquidity is the  quarterly distributions paid to investors,  which are approximately  $750,000 per quarter.
Funds for the quarterly  distributions come from the monthly principal and basic interest  payments  received  on  the  remaining  PIM  and  MBS,  the  principal prepayments of the PIM and MBS and interest earned on the Partnership's cash and cash  equivalents.  The portion of  distributions  attributable to the principal collections and cash reserves reduces the capital  resources of the Partnership.
As the capital resources decrease,  the total cash flows to the Partnership also will  decrease  and  over  time  will  result  in  periodic  adjustments  to the distributions paid to investors.  The General Partners  periodically  review the distribution  rate to determine  whether an  adjustment  is  necessary  based on projected  future cash  flows.  In general,  the General  Partners  try to set a distribution rate that provides for level quarterly distributions. To the extent that  quarterly  distributions  do not  fully  utilize  the cash  available  for distributions  and cash balances  increase,  the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based
on  current   projections,   the  General  Partners  have  determined  that  the
Partnership  can  maintain  its current  distribution  rate of $0.10 per Limited
Partner interest per quarter through the August distribution.

The Partnership received a prepayment of the Royal Palm Place PIM. On January 2,
2002, the  Partnership  received  $378,480 of Shared  Appreciation  Interest and
$126,159 of Minimum  Additional  Interest.  On February 27, 2002 the Partnership
received  $5,563,531  representing the principal proceeds on the first mortgage.
On March 19, 2002,  the  Partnership  paid a special  distribution  of $0.80 per
Limited  Partner  interest from the principal  proceeds and Shared  Appreciation
Interest received.

In addition to  providing  insured or  guaranteed  monthly  principal  and basic interest  payments,  the Partnership's  investment in the remaining PIM also may provide  additional  income through a  participation  interest in the underlying property.  The  Partnership  may receive a share in any operating cash flow that
exceeds  debt  service   obligations  and  capital  needs  or  a  share  in  any
appreciation  in value when the property is sold or  refinanced.  However,  this payment is neither guaranteed nor insured and is dependent upon whether property operations or its terminal value meet certain criteria.

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

Results of Operations

Net income  increased  during the first  quarter of 2002 as compared to the same period in 2001 due  primarily  to an  increase  in  participation  income  and a decrease in asset  management  fees.  This was partially  offset by decreases in basic  interest  on PIMs and  interest  income  on MBS.  Participation  interest increased and basic  interest  income on PIMs decreased due to the payoff of the
Royal  Palm Place PIM during the first  quarter  of 2002.  MBS  interest  income decreased due to the payoff of the Boulders  Apartments MBS in July of 2001. The decrease in asset  management fees is a result of the  Partnership's  asset base declining from the prepayments noted above.

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

At March  31,  2002,  the  Partnership  includes  in cash  and cash  equivalents approximately $1.2 million of commercial paper, which is issued by entities with a credit  rating equal to one of the top two rating  categories  of a nationally recognized statistical rating organization.

Interest Rate Risk

The  Partnership's  primary market risk exposure is to interest rate risk, which can be defined as the exposure of the  Partnership's  net income,  comprehensive income or financial  condition to adverse  movements in interest rates. At March
31,  2002,  the   Partnership's  PIM  and  MBS  comprise  the  majority  of  the
Partnership's assets.  Decreases in interest rates may accelerate the prepayment
of  the  Partnership's  investments.   The  Partnership  does  not  utilize  any
derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership,  when setting regular distribution policy.  For MBS,  the fund  forecasts  prepayments  based on trends in  similar securities as reported by statistical reporting entities such as Bloomberg.  For its  remaining  PIM, the  Partnership  continues to monitor the borrower for any indication of a prepayment.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
               None

Item 2.     Changes in Securities
               None

Item 3.     Defaults upon Senior Securities
               None

Item 4.     Submission of Matters to a Vote of Security Holders
               None

Item 5.     Other Information
               None

Item 6.     Exhibits and Reports on Form 8-K
               None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Krupp Insured Plus Limited Partnership
                                                     --------------------------------------
                                                                     (Registrant)

                                                     BY:  / s / Robert A. Barrows
                                                         --------------------------------------------
                                                         Robert A. Barrows
                                                         Vice-President (Chief Accounting Officer) of
                                                         The Krupp Corporation,
                                                         a General Partner of the Registrant.

DATE:  May 1, 2002

                           Unaudited Distributable Cash Flow and Net Cash Proceeds from Capital Transactions

Shown below is the calculation of Distributable Cash Flow and Net Cash Proceeds from Capital Transactions, as defined by Section 17 of the Partnership Agreement
(on a GAAP basis), and the source of cash distributions for the quarter ended
March 31, 2002 and the period from inception through March 31, 2002. The General
Partners provide certain of the information below to meet requirements of the
Partnership Agreement and because they believe that it is an appropriate supplemental measure of operating performance. However, Distributable Cash Flow and Net Cash Proceeds from Capital Transactions should not be considered by the reader as a substitute to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.
                                                                                        Quarter          Inception
                                                                                         Ended            Through
                                                                                        3/31/02            3/31/02
                                                                                       ---------         -----------

                                                                            (Amounts in thousands, except per Unit amounts)
Distributable Cash Flow:
-----------------------
Net Income on a GAAP Basis                                                             $     894         $   90,065
Items not requiring or (not providing)
 the use of operating funds:
 Amortization of prepaid fees and expenses                                                    24              8,514
 Shared Appreciation Interest and prepayment premiums                                       (378)            (1,401)
 Amortization of MBS premiums                                                                 -                 453
 Acquisition expenses paid from offering proceeds
  charged to operations                                                                      -                1,098
 Gain on sale of MBS                                                                         -                 (114)
                                                                                       ---------         ----------
Total Distributable Cash Flow ("DCF")                                                  $     540         $   98,615
                                                                                       =========         ==========

Limited Partners Share of DCF                                                          $     524         $   95,657
                                                                                       =========         ==========

Limited Partners Share of DCF per Unit                                                 $   0.07          $    12.75(c)
                                                                                       ========          ==========

General Partners Share of DCF                                                          $      16         $    2,958
                                                                                       =========         ==========

Net Proceeds from Capital Transactions:
--------------------------------------
Insurance claim proceeds, prepayment  proceeds and PIM
 principal collections including Shared Appreciation
  Interest and prepayment premiums                                                     $   5,967         $   93,420
Principal collections on MBS including prepayment premiums                                   160             58,349
Insurance claim proceeds and principal collections on
 PIMs and MBS reinvested in PIMs and MBS                                                   -                (40,775)
Gain on sale of MBS                                                                        -                    114
                                                                                       ---------         ----------
Total Net Proceeds from Capital Transactions                                           $   6,127         $  111,108
                                                                                       =========         ==========

Cash available for distribution
  (DCF plus Proceeds from Capital Transactions)                                        $   6,667         $  209,723
                                                                                       =========         ==========

Distributions:
-------------
Limited Partners                                                                       $   6,750(a)      $  205,964(b)
                                                                                       =========         ==========
Limited Partners Average per Unit                                                      $    .90(a)       $    27.46 (b)(c)
                                                                                       ========          ==========
General Partners                                                                       $      16(a)      $    2,958(b)
                                                                                       =========         ==========

     Total Distributions                                                               $   6,766         $  208,922
                                                                                       =========         ==========

(a)  Represents all distributions paid in 2002 except the February 2002 quarterly distribution and includes an estimate of the quarterly distribution to be paid in May 2002.
(b)  Includes an estimate of the quarterly distribution to be paid in May 2002.
(c)  Limited Partners average per Unit return of capital as of May 2002 is
      $14.71 [$27.46- $12.75]. Return of capital represents that portion of distributions which is not funded from DCF such as proceeds from the sale of assets and substantially all of the principal collections received from MBS and PIMs.