Form 10-Q
period 2002-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2002-08-14
CIK 786622

                                                    UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended               June 30, 2002
                                        --------------------------------------

                                                         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                         to
                                        -----------------------    ------------------------

                                   Commission file number          0-15815
                                                           -----------------------

                                       Krupp Insured Plus Limited Partnership

                  Massachusetts                                                 04-2915281
(State or other jurisdiction of incorporation or organization)       (IRS employer identification no.)

     One Beacon Street, Boston, Massachusetts                                       02108
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

                                           PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
------

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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                                            June 30,            December 31,
                                                                             2002                   2001
                                                                      -----------------       -----------------

Participating Insured Mortgages ("PIMs")(Note 2)                      $      13,165,307       $      18,779,477
Mortgage-Backed Securities and
   insured mortgage ("MBS") (Note 3)                                          9,168,243               9,410,920
                                                                      -----------------       -----------------

   Total mortgage investments                                                22,333,550              28,190,397

Cash and cash equivalents                                                     1,117,553               1,422,582
Interest receivable and other assets                                           146,081                  190,282
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $814,674 and
 $785,095 respectively                                                           29,578                  59,157
Prepaid participation servicing fees, net of
 accumulated amortization of $311,740 and
 $292,428, respectively                                                          19,312                  38,624
                                                                      -----------------       -----------------

   Total assets                                                       $      23,646,074       $      29,901,042
                                                                      =================       =================

                                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                           $          44,010       $          17,877
                                                                      -----------------       -----------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests outstanding)                         23,307,795              29,633,496

  General Partners                                                             (243,494)               (249,219)

  Accumulated comprehensive income                                              537,763                 498,888
                                                                      -----------------       -----------------

   Total Partners' equity                                                    23,602,064              29,883,165
                                                                      -----------------       -----------------

   Total liabilities and Partners' equity                             $      23,646,074       $      29,901,042
                                                                      =================       =================

                   The accompanying notes are an integral part
                          of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                       For the Three Months                  For the Six Months
                                                           Ended June 30,                       Ended June 30,
                                                    ------------------------------     -------------------------------
                                                        2002             2001              2002              2001
                                                    -----------       ------------     ------------     --------------
Revenues:
Interest income - PIMs
Basic interest                                      $   242,893       $    361,202     $    525,084     $      725,155
Participation interest                                    -                  -              504,639              -
   Interest income - MBS                                182,935            391,888          367,738            788,568
   Other interest income                                  6,344             17,839           22,384             40,618
                                                    -----------        -----------     ------------      -------------

         Total revenues                                 432,172            770,929        1,419,845          1,554,341
                                                    -----------        -----------     ------------      -------------

Expenses:
 Asset management fee to an affiliate                    40,846             69,435           85,049            138,415

   Expense reimbursements to affiliates                  15,003             14,163           25,725             25,664
   Amortization of prepaid fees and expenses             24,446             23,066           48,891             46,132
   General and administrative                            34,995             22,796           49,460             36,103
                                                     ----------        -----------     ------------      --------------

         Total expenses                                 115,290            129,460          209,125           246,314
                                                     ----------        -----------     ------------      -------------

Net income                                              316,882            641,469        1,210,720          1,308,027

Other comprehensive income:

Net change in unrealized gain on MBS                     16,235             67,005           38,875             76,942
                                                    -----------        -----------     ------------      -------------

Total comprehensive income                          $   333,117        $   708,474     $  1,249,595      $   1,384,969
                                                    ===========        ===========     ============      =============

Allocation of net income (Note 4):

   Limited Partners                                 $   307,375        $   622,225     $  1,174,398      $   1,268,786
                                                    ===========        ===========     ============      =============

   Average net income per Limited
     Partner interest (7,500,099 Limited Partner
interests outstanding)                              $       .04        $       .08     $        .16      $        .17
                                                    ===========        ===========     ============      =============

    General Partners                                $     9,507        $    19,244     $     36,322      $      39,241
                                                    ===========        ===========     ============      =============

                                       The accompanying notes are an integral
                                          part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                                         For the Six Months
                                                                                            Ended June 30,
                                                                                  --------------------------------
                                                                                       2002              2001
                                                                                  ----------------   -------------
Operating activities:
   Net income                                                                     $  1,210,720       $   1,308,027
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                                         48,891              46,132
      Shared Appreciation Interest                                                    (378,480)           -
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                               44,201               3,508
         Increase in liabilities                                                        26,133               4,531
                                                                                  ------------       -------------

Net cash provided by operating activities                                              951,465           1,362,198
                                                                                  ------------       -------------

Investing activities:
    Principal collections on MBS                                                       281,552             294,274
           Principal collections on PIMs including Shared Appreciation
         Interest of $378,480 in 2002                                                5,992,650              46,991
                                                                                  ------------       -------------

Net cash provided by investing activities                                            6,274,202             341,265
                                                                                  ------------       -------------

Financing activities:
   Quarterly distributions                                                          (1,530,617)         (1,543,527)
    Special distribution                                                            (6,000,079)          -
                                                                                  ------------       -------------

Net cash used for financing activities                                              (7,530,696)         (1,543,527)
                                                                                  ------------       -------------

Net increase (decrease) in cash and cash equivalents                                  (305,029)            159,936

Cash and cash equivalents, beginning of period                                       1,422,582           1,460,786
                                                                                  ------------       -------------

Cash and cash equivalents, end of period                                          $  1,117,553       $   1,620,722
                                                                                  ============       =============

Non cash activities:
    Increase in Fair Value of MBS                                                 $     38,875       $      76,942
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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments
      (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2002, its results of operations for the three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

      The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial
      Condition and Results of Operations included in this report.

2.    PIMs

      At June 30, 2002, the Partnership's remaining PIM had a fair market value of $13,715,617 and gross unrealized gains of $550,310. The PIM matures in
      2033.

      The Partnership received a prepayment of the Royal Palm Place PIM. On
      January 2, 2002, the Partnership received $378,480 of Shared Appreciation
      Interest and $126,159 of Minimum Additional Interest. On February 27,
      2002, the Partnership received $5,563,531 representing the principal proceeds on the first mortgage. On March 19, 2002, the Partnership paid a special distribution of $0.80 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received.

3.    MBS

      At June 30, 2002, the Partnership's MBS portfolio had an amortized cost of
      $8,630,480 and gross unrealized gains of $537,763. The portfolio has maturities ranging from 2006 to 2032.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended
      June 30, 2002 is as follows:

                                                                                Accumulated            Total
                                                 Limited         General       Comprehensive         Partners'
                                                Partners          Partners         Income             Equity
                                            ----------------    -----------     -------------     --------------
Balance at December 31, 2001                $     29,633,496    $  (249,219)    $     498,888     $   29,883,165

Net income                                         1,174,398         36,322            -               1,210,720

Quarterly distributions                           (1,500,020)       (30,597)           -              (1,530,617)

Special Distribution                              (6,000,079)         -                -              (6,000,079)

Change in unrealized gain on MBS                    -                 -                38,875             38,875
                                            ----------------    -----------     -------------     --------------
Balance at June 30, 2002                    $     23,307,795    $  (243,494)    $     537,763     $   23,602,064
                                            ================    ===========     =============     ==============

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.1 million as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distributions paid to investors, which are approximately $750,000 per quarter.
Funds for the quarterly distributions come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of the PIM and MBS, interest earned on the Partnership's cash and cash equivalents and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the
Partnership. As the capital resources decrease, the total cash flows to the
Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the
Partnership can maintain its current distribution rate of $0.10 per Limited
Partner interest per quarter through the November distribution.

The Partnership received a prepayment of the Royal Palm Place PIM. On January 2,
2002, the Partnership received $378,480 of Shared Appreciation Interest and
$126,159 of Minimum Additional Interest. On February 27, 2002, the Partnership
received $5,563,531 representing the principal proceeds on the first mortgage.
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
--------------------------

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

Results of Operations

Net income decreased during the three months ended June 30, 2002 when compared to the same period in 2001 due primarily to decreases in basic interest income on PIMs, interest income on MBS, other interest income and an increase in general and administrative expense. This was partially offset by a decrease in asset management fees. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM during the first quarter of 2002. Interest income on
MBS decreased due to the payoff of the Boulders Apartments MBS in July of 2001 and principal collections received on the single family MBS. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances in the three-month period when compared to the same period in 2001. Asset management fees decreased due to the prepayments mentioned above. General and administrative expense increased due to higher processing costs in 2002 due to the overpayment of 2000 processing costs that were refunded in 2001.

Net income decreased during the six months ended June 30, 2002 when compared to the same period in 2001 due primarily to decreases in basic interest income on
PIMs, interest income on MBS, other interest income and a increase in general and administrative expense. This was partially offset by an increase in participation interest and an decrease in asset management fees. Participation interest increased and basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM during the first quarter of 2002. Interest income on
MBS decreased due to the payoff of the Boulders Apartments MBS in July of 2001 and principal collections received on the single family MBS. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances in the six-month period when compared to the same period in 2001. Asset management fees decreased due to the prepayments mentioned above. General and administrative expense increased due to higher processing costs in 2002 due to the overpayment of 2000 processing costs that were refunded in 2001.

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

At June 30, 2002 the Partnership included in cash and cash equivalents approximately $900,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June
30, 2002, the Partnership's PIM and MBS comprise the majority of the
Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold all of its investments to expected maturity.

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
                  None

         Item 5.  Other Information
                  None

         Item 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits
                      (99.1) Principal Executive Officer Certification pursuant
                             to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002.

                      (99.2) Chief Accounting Officer Certification pursuant to
                             18 U.S.C. Section 1350, as adopted pursuant to
                             Section906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K
                      None

                                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Krupp Insured Plus Limited Partnership
                                                     --------------------------------------
                                                                     (Registrant)

                                                     BY: / s / Robert A. Barrows
                                                         -----------------------------------------------------------
                                                                Robert A. Barrows
                                                                Vice-President (Chief Accounting Officer) of
                                                                The Krupp Corporation, a General Partner of the Registrant.

         DATE:  August 13, 2002

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Plus Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Douglas Krupp, Co-Chariman (Principal Executive Officer),
President and Director of The Krupp Corporation, a General Partner of the
Partnership, certify, pursuant to U.S.C. ss. 1350, as adopted pursuant to ss.
906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Douglas Krupp
-----------------------------------
Douglas Krupp,
Principal Executive Officer

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Krupp Insured Plus Limited
Partnership (the "Partnership") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, Robert A. Barrows, Chief Accounting Officer of The Krupp
Corporation, a General Partner of the Partnership, certify, pursuant to U.S.C.
ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)      The Report fully complies with the requirements of section 13(a)
         or 15(d) of the Securities Exchange Act of 1934; and

(2)      The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of June 30, 2002 (the last date of the period covered by the Report).

  / s / Robert A. Barrows
-----------------------------
Robert A. Barrows,
Chief Accounting Officer