Form 10-Q
period 2002-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2002-11-13
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes |_|   No |X|

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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ------

                                     ASSETS

                                                       September 30,   December 31,
                                                           2002            2001
                                                       ------------    ------------
Participating Insured Mortgages ("PIMs")(Note 2)       $ 13,139,269    $ 18,779,477
Mortgage-Backed Securities ("MBS") (Note 3)               9,213,781       9,410,920
                                                       ------------    ------------

   Total mortgage investments                            22,353,050      28,190,397

Cash and cash equivalents                                   788,379       1,422,582
Interest receivable and other assets                        144,319         190,282
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $829,462 and
 $785,095, respectively                                      14,790          59,157
Prepaid participation servicing fees, net of
 accumulated amortization of $321,396 and
 $292,428, respectively                                       9,656          38,624
                                                       ------------    ------------

   Total assets                                        $ 23,310,194    $ 29,901,042
                                                       ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                            $     15,939    $     17,877
                                                       ------------    ------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests outstanding)     22,873,795      29,633,496

  General Partners                                         (243,960)       (249,219)

  Accumulated comprehensive income                          664,420         498,888
                                                       ------------    ------------

   Total Partners' equity                                23,294,255      29,883,165
                                                       ------------    ------------

   Total liabilities and Partners' equity              $ 23,310,194    $ 29,901,042
                                                       ============    ============

                     The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                     ------

                                                    For the Three Months     For the Nine Months
                                                     Ended September 30,     Ended September 30,
                                                     -------------------   -----------------------
                                                       2002       2001        2002         2001
                                                     --------   --------   ----------   ----------
Revenues:
  Interest income - PIMs:
    Basic interest                                   $242,416   $360,758   $  767,500   $1,085,913
    Participation interest                                 --    306,000      504,639      306,000
  Interest income - MBS                               181,184    191,875      548,922      980,443
  Other interest income                                 4,601     48,650       26,985       89,268
                                                     --------   --------   ----------   ----------

         Total revenues                               428,201    907,283    1,848,046    2,461,624
                                                     --------   --------   ----------   ----------

Expenses:
  Asset management fee to an affiliate                 41,076     52,763      126,125      191,178
  Expense reimbursements to affiliates                 15,003     14,163       40,728       39,827
  Amortization of prepaid fees and expenses            24,444     23,065       73,335       69,197
  General and administrative                           21,893     41,814       71,353       77,917
                                                     --------   --------   ----------   ----------

         Total expenses                               102,416    131,805      311,541      378,119
                                                     --------   --------   ----------   ----------

Net income                                            325,785    775,478    1,536,505    2,083,505

Other comprehensive income:

  Net change in unrealized gain on MBS                126,657     94,589      165,532      171,531
                                                     --------   --------   ----------   ----------


Total comprehensive income                           $452,442   $870,067   $1,702,037   $2,255,036
                                                     ========   ========   ==========   ==========


Allocation of net income (Note 4):

  Limited Partners                                   $316,012   $752,214   $1,490,410   $2,021,000
                                                     ========   ========   ==========   ==========

  Average net income per Limited
    Partner interest (7,500,099 Limited Partner
      interests outstanding)                         $    .04   $    .10   $      .20   $      .27
                                                     ========   ========   ==========   ==========

    General Partners                                 $  9,773   $ 23,264   $   46,095   $   62,505
                                                     ========   ========   ==========   ==========

                     The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                     ------

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                            2002            2001
                                                                         -----------    ------------
Operating activities:
   Net income                                                            $ 1,536,505    $  2,083,505
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of prepaid fees and expenses                               73,335          69,197
      Shared Appreciation Interest and prepayment premium income            (378,480)       (306,000)
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets                     45,963          70,862
         Increase (decrease) in liabilities                                   (1,938)         84,652
                                                                         -----------    ------------

           Net cash provided by operating activities                       1,275,385       2,002,216
                                                                         -----------    ------------

Investing activities:
    Principal collections on MBS including prepayment premium
         income of $306,000 in 2001                                          362,671       9,788,712
    Principal collections on PIMs including Shared Appreciation
         Interest of $378,480 in 2002                                      6,018,688          71,154
                                                                         -----------    ------------

           Net cash provided by investing activities                       6,381,359       9,859,866
                                                                         -----------    ------------

Financing activities:
   Quarterly distributions                                                (2,290,868)     (2,313,474)
   Special distributions                                                  (6,000,079)     (9,375,124)
                                                                         -----------    ------------

           Net cash used for financing activities                         (8,290,947)    (11,688,598)
                                                                         -----------    ------------

Net increase (decrease) in cash and cash equivalents                        (634,203)        173,484

Cash and cash equivalents, beginning of period                             1,422,582       1,460,786
                                                                         -----------    ------------

Cash and cash equivalents, end of period                                 $   788,379    $  1,634,270
                                                                         ===========    ============

Non cash activities:
   Increase in fair value of MBS                                         $   165,532    $    171,531
                                                                         ===========    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                     ------

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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2002, its results of operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

      The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At September 30, 2002, the FHA insured first mortgage portion of the Partnership's remaining PIM had a fair market value of $13,929,859 and gross unrealized gains of $790,590. Fair value assumes that the FHA insured first mortgage could be sold at a price that MBS with similar interest rates are currently being sold at. The PIM matures in 2033.

      During the first quarter of 2002, the Partnership received a prepayment of the Royal Palm Place PIM. On January 2, 2002, the Partnership received $378,480 of Shared Appreciation Interest and $126,159 of Minimum Additional Interest. On February 27, 2002, the Partnership received $5,563,531 representing the principal proceeds on the first mortgage. On March 19, 2002, the Partnership paid a special distribution of $0.80 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received.

3.    MBS

      At September 30, 2002, the Partnership's MBS portfolio had an amortized cost of $8,549,361 and gross unrealized gains of $664,420. The portfolio had maturities ranging from 2006 to 2033.

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                     ------

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2002 is as follows:

                                                               Accumulated     Total
                                     Limited        General   Comprehensive  Partners'
                                     Partners       Partners     Income       Equity
                                   ------------    ---------    --------   ------------
Balance at December 31, 2001       $ 29,633,496    $(249,219)   $498,888   $ 29,883,165

Net income                            1,490,410       46,095          --      1,536,505

Quarterly distributions              (2,250,032)     (40,836)         --     (2,290,868)

Special distribution                 (6,000,079)          --          --     (6,000,079)

Change in unrealized gain on MBS             --           --     165,532        165,532
                                   ------------    ---------    --------   ------------

Balance at September 30, 2002      $ 22,873,795    $(243,960)   $664,420   $ 23,294,255
                                   ============    =========    ========   ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2001 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had liquidity consisting of cash and cash equivalents of approximately $800,000 as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distributions paid to investors, which are approximately $750,000 per quarter. Funds for the quarterly distributions come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of the PIM and MBS, interest earned on the Partnership's cash and cash equivalents and cash reserves. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such cash through a special distribution. Based on current projections, the General Partners have determined that the Partnership will reduce its distribution rate from $0.10 per Limited Partner interest per quarter to $0.05 per Limited Partner interest per quarter commencing with the February 2003 distribution.

During the first quarter of 2002, the Partnership received a prepayment of the Royal Palm Place PIM. On January 2, 2002, the Partnership received $378,480 of Shared Appreciation Interest and $126,159 of Minimum Additional Interest. On February 27, 2002, the Partnership received $5,563,531 representing the principal proceeds on the first mortgage. On March 19, 2002, the Partnership paid a special distribution of $0.80 per Limited Partner interest from the principal proceeds and Shared Appreciation Interest received.

In addition to providing insured monthly principal and basic interest payments from the insured first mortgage portion of the PIM, the Partnership's investment in the remaining PIM also may provide additional income through a participation interest in the underlying property. The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the property is sold or refinanced. However, this payment is not insured and is dependent upon whether property operations or its terminal value meet certain criteria.

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Vista Montana. Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest or to be sold or refinanced during 2002. However, if favorable market conditions provide the borrower an opportunity to sell the property, there are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Due to the declining economic conditions currently affecting the Phoenix sub-market, the occupancy rate at the property is currently 82%. The owner has lowered rents and is offering move-in concessions in an effort to increase occupancy. The repairs to the damaged units caused by a fire were completed in December 2001 and are fully operational.

The Partnership has the option to call its remaining PIM by accelerating the maturity date of the loan. If the call feature is exercised then the insurance feature of the loan would be cancelled. Therefore, the Partnership will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Critical Accounting Policy

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized at the stated rate of the Federal Housing Administration insured mortgage (less the servicer's fee). The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is consummated. Consummation of a transaction could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

Results of Operations

Net income decreased during the three months ended September 30, 2002 when compared to the same period in 2001 due primarily to decreases in basic interest income on PIMs, participation income and other interest income net of a decrease in general and administrative expenses. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM in the first quarter of 2002. Participation income was greater in 2001 due to the collection of a prepayment premium from the Boulders Apartments MBS in July of 2001. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances in the three month period when compared to the same period in 2001. The decrease in general and administrative expenses was due to a delay in the billing of the third quarter 2001 processing costs. As a result, an estimate of this cost was recorded at the end of the quarter. This estimate was approximately $8,000 too high and was adjusted in the fourth quarter of 2001.

Net income decreased during the nine months ended September 30, 2002 when compared to the same period in 2001 due to decreases in basic interest income on PIMs and interest income on MBS. This was partially offset by an increase in participation income. Participation income increased and basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM in the first quarter of 2002. Interest income on MBS decreased due to the payoff of the Boulders Apartments MBS in July of 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its insured mortgage and MBS are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States with significant experience in mortgage securitizations. In addition, their MBS instruments carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At September 30, 2002 the Partnership included in cash and cash equivalents approximately $500,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2002, the Partnership's PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Principal Executive Officer and Chief Accounting Officer of Krupp Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

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

                         Krupp Insured Plus Limited Partnership
                                         (Registrant)



                             BY: /s/ Robert A. Barrows
                                 ---------------------------------------------
                                 Robert A. Barrows
                                 Vice-President (Chief Accounting Officer) of
                                 The Krupp Corporation, a General Partner of
                                 the Registrant.


DATE: November 11, 2002

Certifications

I, Douglas Krupp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Plus Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                                /s/ Douglas Krupp
                        --------------------------------
                                  Douglas Krupp
                           Principal Executive Officer

Certifications

I, Robert A. Barrows, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Krupp Insured Plus Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

                              /s/ Robert A. Barrows
                          ----------------------------
                                Robert A. Barrows
                            Chief Accounting Officer