Form 10-K/A
period 2001-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2003-01-07
CIK 786622

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended  December 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to_____________

           Commission file number 0-15815

                     Krupp Insured Plus Limited Partnership
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                   04-2915281
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

One Beacon Street, Boston, Massachusetts                    02108
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code) (617) 523-0066

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Depositary Receipts representing Units of Limited Partner Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /.

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).
Yes / /   No /X/

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: See Item 15.

The exhibit index is located on pages 9-11.

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

The Partnership anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements. To the extent that the Partnership's cash flow is insufficient to meet the Partnership's operating expenses and liabilities, it will be necessary for the Partnership to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing. The Partnership may borrow money on an unsecured or secured basis to further the purposes of the Partnership. The Partnership may pledge mortgages as security for any permitted borrowing. The Partnership, under some circumstances, may borrow funds from any general partner or an affiliate of any general partner. However, the transaction must include interest rates and other finance charges and fees not in excess of the amounts that are charged by unaffiliated lenders for comparable loans and must satisfy other conditions specified in the partnership agreement. The Partnership has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms. However, this program allows for a call option at any time after ten years, upon one year's notice. The subordinated promissory note and subordinated mortgage of the PIM provides for acceleration of maturity at the earlier of the sale of the underlying property or the call date, typically expected to be a date ten years after the date of final endorsement for mortgage insurance.

From time to time, the Partnership expects that it may realize the principal and participation in residual value, if any, of its mortgages before maturity. It was expected that the mortgages would be repaid after a period of ownership of approximately ten years from the dates of the closings of permanent loans. Realization of the value of mortgages, however, have been made at earlier and later dates.

The Partnership will not underwrite securities of other issuers, offer securities in exchange for property, invest in securities of other issuers for the purpose of exercising control or issue senior securities, and the Partnership has not engaged in any of these activities during the past. The Partnership has not repurchased or reacquired any of the partner interests from partners or units from unit holders in the past and does not intend to do so in the future. The Partnership may not make loans to any general partner or any affiliate of any general partner and will not make loans to any other persons, other than mortgage investments of the type described above.

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

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 2001 and 2000:

                                                          2001                                2000
                                               --------------------------         ----------------------------
                                                  Amount         Per Unit            Amount           Per Unit
                                               ------------      --------         ------------        --------
  Distributions:
     Limited Partners                          $  3,000,040      $    .40         $  5,700,076        $    .76
     General Partners                                78,220             -               97,014               -
                                               ------------                       ------------

                                                  3,078,260                          5,797,090
                                               ------------                       ------------

  Special Distributions:
     Limited Partners                             9,375,124      $   1.25           12,225,162        $   1.63
                                               ------------                       ------------

      Total Distributions                      $ 12,453,384                       $ 18,022,252
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

                                          2001            2000             1999             1998             1997
                                      ------------    ------------     ------------     ------------     -------------
Total revenues                        $  3,022,454    $  3,587,833     $  4,215,833     $  4,823,813     $   6,078,663

Net income                               2,540,547       3,038,185        3,610,232        4,171,014         4,743,768
Net income allocated to:
   Limited Partners                      2,464,331       2,947,039        3,501,925        4,045,884         4,601,455

   Average Per Unit                            .33             .39              .47              .54               .61

   General Partners                         76,216          91,146          108,307          125,130           142,313

Total assets at:
   December 31                          29,901,042      39,651,355       54,564,577       57,367,612        67,795,436

Distributions to:
   Limited Partners                      3,000,040       5,700,076        5,700,076        5,700,075         5,700,093
   Average per Unit                            .40             .76              .76              .76               .76
   Special to Limited Partners           9,375,124      12,225,162                -        8,400,111         4,575,060
   Average per Unit                           1.25            1.63                -             1.12               .61

   General Partners                         78,220          97,014          112,626          137,665           172,798

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

The Partnership has the option to call its remaining PIM by accelerating the maturity date of the loan. If the call feature is exercised for the whole PIM then the insurance feature of the loan would be canceled. Therefore, the Partnership will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

CRITICAL ACCOUNTING POLICY

The Partnership's critical accounting policy relates primarily to revenue recognition related to the participation feature of the Partnership's PIM investments. The Partnership's policy is as follows:

Basic interest on PIMs is recognized at the stated rate of the Federal Housing Administration insured mortgage (less the servicer's fee) or the stated coupon rate of the Fannie Mae MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received, and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSESSMENT OF CREDIT RISK

The Partnership's investments in its insured mortgage portion and MBS portion of its PIMs and its MBS are guaranteed and/or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

INTEREST RATE RISK

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2001, the Partnership's PIMs and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investments to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For PIMs, the Partnership incorporates prepayment assumptions into planning as individual properties notify the Partnership of the intent to prepay or as they are scheduled to mature.

The table below provides information about the Partnership's financial instruments that are sensitive to changes in interest rates. For mortgage investments, the table presents principal cash flows and related weighted average interest rates ("WAIR") by expected maturity dates. The expected maturity date is contractual maturity adjusted for expectations of prepayments.

                                        Expected maturity dates ($ in thousands)
                              -----------------------------------------------------------
                                2002      2003      2004      2005     2006    Thereafter      Total         Fair
                                                                                                Face        Value(1)
                                                                                               Value
                              --------------------------------------------------------------------------------------
Interest-sensitive assets:

MBS                           $    256  $    231  $   211   $   194  $    181  $    7,844    $   8,917     $   9,411
WAIR                              8.41%     8.41%    8.41%     8.41%     8.41%       8.41%        8.41%

PIMs                             5,667       111      120       129       139      12,613       18,779        19,649

WAIR                              7.38%     7.38%    7.38%     7.38%     7.38%       7.38%        7.67%
                              --------  --------  -------   -------  --------  ----------    ---------     ---------
Total Interest-
sensitive assets              $  5,923  $    342  $   331   $   323  $    320  $   20,457    $  27,696     $  29,060
                              ========  ========  =======   =======  ========  ==========    =========     =========

(1) The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership's financial statements presented in Appendix A to this report. As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investments.

RESULTS OF OPERATIONS

The following discussion relates to the operation of the Partnership during the years ended December 31, 2001, 2000 and 1999.

                                                          (Amounts in thousands)
                                                  2001             2000             1999
                                                -------          --------         --------
  Interest income on PIMs:
      Basic interest                            $ 1,446          $  1,423         $  2,085
      Participation interest                        306               214                -
  Interest income on MBS                          1,171             1,702            1,900
  Other interest income                             100               249              231
  Partnership expenses                             (390)             (449)            (505)
  Amortization of prepaid fees
   and expenses                                     (92)             (101)            (101)
                                                -------          --------         --------

     Net income                                 $ 2,541          $  3,038         $  3,610
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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of the Partnership and is the general partner of The Krupp Company Limited Partnership-IV, the other General Partner of the Partnership, is as follows:

                                    Position with
         Name and Age               The Krupp Corporation
         ------------               ---------------------
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership's 7,500,099 outstanding Limited Partner interests. The only interests held by management or its affiliates consist of the 2.5% general partner interest held by The Krupp Corporation, the 97.5% general partner interest held by The Krupp Company Limited Partnership-IV and the 100 limited partner interests (0.0013% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During 2001 The Krupp Company Limited Partnership IV, a General Partner, received $243,650 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. During 2001, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $53,989 in reimbursements.

During 2001, the General Partners received distributions totaling $78,220 related to their 3% share of Distributable Cash Flow.

ITEM 14. CONTROLS AND PROCEDURES

Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

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

      (10.12) Subordinated Multifamily Mortgage dated March 20, 1991 between
              Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Mortgagee"). [Exhibit 19.2 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

      (10.13) Amended and Restated Subordinated Promissory Note dated December
              1, 1995 between Royal Palm Place, Ltd., a Florida limited partnership (the "Mortgagor") and Krupp Insured Plus-III Limited Partnership (the "Holder") [Exhibit 10.32 to Registrant's Report on Form 10-K for the year ended December 31, 1995(File No.0-15815)].*

      (10.14) Modification Agreement dated March 20, 1991 by and between Royal
              Palm Place, Ltd., a Florida limited partnership and Krupp Insured Plus-III Limited Partnership. [Exhibit 19.4 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1991 (File No. 0-15815)].*

      (10.15) Participation Agreement dated March 20, 1991 between Krupp Insured
              Plus-III Limited Partnership and Krupp Insured Plus Limited Partnership. [Exhibit 19.1 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1991 (File No. 0-15815)].*

      (99) OTHER:

      (99.1)  Principal Executive Officer Certification pursuant to 18 U.S.C
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

      (99.2)  Chief Accounting Officer Certification pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

      * Incorporated by reference.
      + Filed herein

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of January, 2003.

                                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                      By: The Krupp Corporation,
                                          a General Partner


                                      By: /s/ Douglas Krupp
                                          -----------------
                                          Douglas Krupp, Co-Chairman
                                          (Principal Executive Officer) and
                                          Director of The Krupp Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 7th day of January, 2003.

SIGNATURES                                         TITLE(S)

 /s/ Douglas Krupp                 Co-Chairman (Principal Executive Officer),
-------------------------            President and Director of The  Krupp
Douglas Krupp                        Corporation, a General Partner of the
                                                 Registrant.

 /s/ George Krupp                 Co-Chairman (Principal Executive Officer) and
-------------------------            Director of The Krupp Corporation, a
George Krupp                         General Partner of  the Registrant

 /s/ Robert A. Barrows            Vice President and Chief Accounting Officer of
-------------------------            The Krupp Corporation, a General Partner
Robert A. Barrows                             of the Registrant.

CERTIFICATIONS

I, Douglas Krupp, certify that:

1. I have reviewed this annual report on Form 10-K/A of Krupp Insured Plus Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: January 7, 2003


                                    /s/ Douglas Krupp
                                ---------------------------
                                       Douglas Krupp
                                Principal Executive Officer

CERTIFICATIONS

I, Robert A. Barrows, certify that:

1. I have reviewed this annual report on Form 10-K/A of Krupp Insured Plus Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: January 7, 2003


                                  /s/ Robert A. Barrows
                               ----------------------------
                                     Robert A. Barrows
                                 Chief Accounting Officer

                                   APPENDIX A

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                   ----------

                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2001

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                   ----------

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

                                   ----------


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


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 22, 2002

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2001 and 2000

                                   ----------

                                     ASSETS

                                                                        2001                    2000
                                                                   -------------            -------------
Participating Insured Mortgages
 ("PIMs") (Notes B, C, H and I)                                    $  18,779,477            $  18,875,248
Mortgage-Backed Securities and insured
 mortgage ("MBS") (Notes B, D and H)                                   9,410,920               18,864,480
                                                                   -------------            -------------

    Total mortgage investments                                        28,190,397               37,739,728

Cash and cash equivalents (Notes B and H)                              1,422,582                1,460,786
Interest receivable and other assets                                     190,282                  260,797
Prepaid acquisition fees and expenses, net of
 accumulated amortization of $785,095 and
 $725,937, respectively (Note B)                                          59,157                  118,315
Prepaid participation servicing fees, net of
 accumulated amortization of $292,428 and
 $259,323, respectively (Note B)                                          38,624                   71,729
                                                                   -------------            -------------

    Total assets                                                   $  29,901,042            $  39,651,355
                                                                   =============            ==============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                        $      17,877            $      17,650
                                                                   -------------            -------------

Partners' equity (deficit) (Notes A, E and I):

  Limited Partners
   (7,500,099 Limited Partner interests outstanding)                  29,633,496               39,544,329

  General Partners                                                      (249,219)                (247,215)

  Accumulated Comprehensive Income (Note B)                              498,888                  336,591
                                                                   -------------            -------------

    Total Partners' equity                                            29,883,165               39,633,705
                                                                   -------------            -------------

    Total liabilities and Partners' equity                         $  29,901,042            $  39,651,355
                                                                   =============            =============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME & COMPREHENSIVE INCOME

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                         2001               2000                 1999
                                                                     ------------       ------------         ------------
Revenues:
   Interest income - PIMs
       Basic interest                                                $  1,446,220       $  1,422,912         $  2,085,273
       Participation interest                                             306,000            213,946                    -
   Interest income - MBS                                                1,170,585          1,701,993            1,899,734
   Other interest income                                                   99,649            248,982              230,826
                                                                     ------------       ------------         ------------

            Total revenues                                              3,022,454          3,587,833            4,215,833
                                                                     ------------       ------------         ------------

Expenses:
   Asset management fee to an affiliate (Note F)                          243,650            295,192              376,755
   Expense reimbursements to affiliates (Note F)                           53,989             56,015               42,279
   Amortization of prepaid fees and expenses (Note B)                      92,263            101,056              101,059
   General and administrative                                              92,005             97,385               85,508
                                                                     ------------       ------------         ------------

            Total expenses                                                481,907            549,648              605,601
                                                                     ------------       ------------         ------------

Net income (Note G)                                                     2,540,547          3,038,185            3,610,232

Other Comprehensive Income:

     Net change in unrealized gain on MBS                                 162,297             72,745             (599,917)
                                                                     ------------       ------------         ------------

Total Comprehensive Income                                           $  2,702,844       $  3,110,930         $  3,010,315
                                                                     ============       ============         ============

Allocation of net income (Notes E and G):

     Limited Partners                                                $  2,464,331       $  2,947,039         $  3,501,925
                                                                     ============       ============         ============

     Average net income per Limited Partner Interest
      (7,500,099 Limited Partner interests outstanding)              $        .33       $        .39         $        .47
                                                                     ============       ============         ============

     General Partners                                                $     76,216       $     91,146         $    108,307
                                                                     ============       ============         ============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                                      Accumulated               Total
                                                  Limited           General          Comprehensive            Partners'
                                                 Partners          Partners             Income                 Equity
                                               -------------      -----------        -------------          -------------
Balance at December 31, 1998                   $  56,720,679      $  (237,028)       $     863,763          $  57,347,414

Net income                                         3,501,925          108,307                    -              3,610,232

Quarterly distributions                           (5,700,076)        (112,626)                   -             (5,812,702)

Change in unrealized gain
  on MBS                                                   -                -             (599,917)              (599,917)
                                               -------------      -----------        -------------          -------------

Balance at December 31, 1999                      54,522,528         (241,347)             263,846             54,545,027

Net income                                         2,947,039           91,146                    -              3,038,185

Quarterly distributions                           (5,700,076)         (97,014)                   -             (5,797,090)

Special distributions                            (12,225,162)               -                    -            (12,225,162)

Change in unrealized gain
  on MBS                                                   -                -               72,745                 72,745
                                               -------------      -----------        -------------          -------------

Balance at December 31, 2000                      39,544,329         (247,215)             336,591             39,633,705

Net income                                         2,464,331           76,216                    -              2,540,547

Quarterly distributions                           (3,000,040)         (78,220)                   -             (3,078,260)

Special distribution                              (9,375,124)               -                    -             (9,375,124)

Change in unrealized gain
  on MBS                                                   -                -              162,297                162,297
                                               -------------      -----------        -------------          -------------

Balance at December 31, 2001                   $  29,633,496      $  (249,219)       $     498,888          $  29,883,165
                                               =============      ===========-       =============          =============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999

                                   ----------

                                                                             2001                 2000              1999
                                                                         ------------        -------------     ---------------
Operating activities:
Net income                                                               $  2,540,547        $   3,038,185     $     3,610,232
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization of prepaid fees and expenses                                92,263              101,056             101,059
      Shared Appreciation Interest and prepayment premiums                   (306,000)            (213,946)                  -
      Premium amortization                                                          -               52,528               6,630
      Changes in assets and liabilities:
         Decrease in interest receivable
            and other assets                                                   70,515               59,197              47,786
         Increase (decrease) in liabilities                                       227               (1,900)               (648)
                                                                         ------------        -------------     ---------------

Net cash provided by operating activities                                   2,397,552            3,035,120           3,765,059
                                                                         ------------        -------------     ---------------

Investing activities:
   Principal collections and prepayments on PIMs
      including Shared Appreciation Interest of $10,000 in 2000                95,771              167,751          10,041,106
   Principal collections on MBS including a prepayment premium
      of $306,000 in 2001 and $203,946 in 2000.                             9,921,857            3,278,080           1,355,494
                                                                         ------------        -------------     ---------------

Net cash provided by investing activities                                  10,017,628            3,445,831          11,396,600
                                                                         ------------        -------------     ---------------

Financing activities:
   Quarterly distributions                                                 (3,078,260)          (5,797,090)         (5,812,702)
   Special distributions                                                   (9,375,124)         (12,225,162)                  -
                                                                         ------------        -------------     ---------------

Net cash used for financing activities                                    (12,453,384)         (18,022,252)         (5,812,702)
                                                                         ------------        -------------     ---------------

Net (decrease) increase in cash and cash equivalents                          (38,204)         (11,541,301)          9,348,957

Cash and cash equivalents, beginning of period                              1,460,786           13,002,087           3,653,130
                                                                         ------------        -------------     ---------------

Cash and cash equivalents, end of period                                 $  1,422,582        $   1,460,786     $    13,002,087
                                                                         ============        =============     ===============

Non cash activities:
   Increase (decrease) in Fair Value of MBS                              $    162,297        $      72,745     $      (599,917)
                                                                         ============        =============     ===============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------

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

     MBS

     The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as the Partnership expects that a portion of the portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

     PIMs

     The Partnership accounts for its MBS portion of a PIM investment in accordance with FAS 115, under the classification of held to maturity as this investment has a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership has both the intention and ability to hold this investment to expected maturity. The Partnership carries this MBS at amortized cost.

     The Partnership holds insured mortgage portion of the Federal Housing Administration PIM (FHA PIM) at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA.

     Basic interest on PIMs is recognized at the stated rate of the Federal Housing Administration insured mortgage (less the servicer's fee) or the stated coupon rate of the Fannie Mae MBS. The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

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

                                   ----------

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

                                   ----------

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

     The Partnership's PIMs consist of the following at December 31, 2001 and 2000:

                                                                       Approximate
                         Original         Interest       Maturity        Monthly                Investment Basis at
PIMs                   Face Amount        Rates (a)        Dates         Payment                    December 31,
----                   ------------       ---------      --------      -----------       ---------------------------------
                                                                                             2001                 2000
                                                                                         ------------         ------------
FHA
Vista Montana Apts.
Val Vista Lakes, Az.   $ 13,814,400        7.375%(b)      12/1/33         90,000         $ 13,215,946         $ 13,311,717

FANNIE MAE
Royal Palm Place
Kendall, Fl.              6,021,258(c)     8.375%(d)       4/1/06         39,000            5,563,531            5,563,531
                       ------------                                                      ------------         ------------
                       $ 19,835,658                                                      $ 18,779,477(e)      $ 18,875,248
                       ============                                                      ============         ============

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                   ----------

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

(e)  The aggregate cost of PIMs for federal income tax purposes is $18,779,477.

A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 2001 is as follows:

                                                              2001                 2000                  1999
                                                          -------------       --------------        --------------
Balance at beginning of period                            $  18,875,248       $   19,032,999        $   29,074,105

Deductions during period:

Prepayment and principal collections                            (95,771)            (157,751)          (10,041,106)
                                                          -------------       --------------        --------------

Balance at end of period                                  $  18,779,477       $   18,875,248        $   19,032,999
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

                             ----------------------

D.   MBS, continued

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

                                                             Unrealized
              Maturity Date             Fair Value              Gain
              -------------           -------------         -------------
               2002 - 2006            $      93,563         $       7,082
               2007 - 2011                  317,739                22,746
               2012 - 2032                8,999,618               469,060
                                      -------------         -------------

                  Total               $   9,410,920         $     498,888
                                      =============         =============

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

                                   ----------

E.   PARTNERS' EQUITY, continued

     As of December 31, 2001, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                                   Corporate                              Accumulated
                                                    Limited              General         Comprehensive
                              Unitholders           Partner             Partners             Income             Total
                            --------------         ---------          ------------       -------------      --------------
Capital contributions       $  149,489,830         $   2,000          $      3,000       $           -      $  149,494,830

Syndication costs               (7,906,604)                -                     -                   -          (7,906,604)

Quarterly distributions       (126,236,046)           (1,727)           (2,927,848)                  -        (129,165,621)

Special distributions          (72,224,972)             (963)                    -                   -         (72,225,935)

Net income                      86,510,815             1,163             2,675,629                   -          89,187,607

Unrealized gains on MBS                  -                 -                     -             498,888             498,888
                            --------------         ---------          ------------       -------------      --------------

Balance at
 December 31, 2001          $   29,633,023         $     473          $   (249,219)      $     498,888      $   29,883,165
                            ==============         =========          ============       =============      ==============

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

                                   ----------

G.   FEDERAL INCOME TAXES

     The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 2001 federal income tax return is as follows:

     Net income from statement of operations                        $   2,540,547

     Add:   Book to tax difference for amortization of
            prepaid fees and expenses                                      63,587
                                                                    -------------

     Net income for federal income tax purposes                     $   2,604,134
                                                                    =============

     The allocation of the 2001 net income for federal income tax purposes is as follows:

                                                                        Portfolio
                                                                           Income
                                                                    -------------
     Unitholders                                                    $   2,535,156
     Corporate Limited Partner                                                 34
     General Partners                                                      68,944
                                                                    -------------

                                                                    $   2,604,134
                                                                    =============

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

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                   ----------

H.   FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS, continued

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

     At December 31, 2001 and 2000, the Partnership estimates the fair value of its financial instruments as follows (amounts rounded to the nearest thousand):

                                                      2001                             2000
                                          ----------------------------      --------------------------
                                             Fair            Carrying         Fair           Carrying
                                             Value             Value          Value            Value
                                          ----------        ----------      ---------        ---------
        Cash and cash equivalents         $    1,423        $    1,423      $   1,461        $   1,461

        MBS and insured mortgage               9,411             9,411         19,216           18,864

        PIMs                                  19,649            18,779         18,617           18,875
                                          ----------        ----------      ---------        ---------

                                          $   30,483        $   29,613      $  39,294        $  39,200
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