Form 10-K
period 2002-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2003-03-31
CIK 786622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-15815

Krupp Insured Plus Limited Partnership
(Exact name of registrant as specified in its charter)

Massachusetts	04-2915281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Beacon Street, Boston, Massachusetts	02108
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (617) 523-0066

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐  No  ☒

Aggregate market value of voting securities held by non-affiliates:  Not applicable.

Documents incorporated by reference: See Item 15.

The exhibit index is located on pages 10-11.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward looking statements as a result of a number of factors, including those identified herein.

ITEM 1.  BUSINESS

On December 20, 1985, The Krupp Corporation and The Krupp Company Limited Partnership-IV (the “General Partners”) formed Krupp Insured Plus Limited Partnership (the “Partnership”), a Massachusetts Limited Partnership. The Partnership raised approximately $149 million through a public offering of limited partner interests evidenced by units of depositary receipts (“Units”) and used the net proceeds primarily to acquire participating insured mortgages (“PIMs”) and mortgage backed securities (“MBS”).  The Partnership considers itself to be engaged in the industry segment of investment in mortgages.

The Partnership’s remaining PIM investment is a sole participation interest in a Department of Housing and Urban Development (“HUD”) multi-family insured first mortgage loan and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property’s value above certain specified base levels.  The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring a sole participation interest in a first mortgage loan originated under the Federal Housing Administration (“FHA”) lending program.  The Partnership receives the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage.  The borrower conveyed the participation interests to the Partnership through a subordinated promissory note.  HUD insures the first mortgage loan originated under the FHA lending program.  The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

The Partnership also has investments in MBS backed by single-family or multi-family mortgage loans issued or originated by the Government National Mortgage Association (“GNMA”), Fannie Mae or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Fannie Mae and FHLMC guarantee the principal and interest on the Fannie Mae and FHLMC MBS, respectively.  GNMA guarantees the timely payment of principal and interest on its MBS and HUD insures the pooled mortgage loans underlying the GNMA MBS.

Although the Partnership will terminate no later than December 31, 2025 the Partnership anticipates realizing the value of the remaining PIM through repayment well before this date.  Therefore, dissolution of the Partnership should occur significantly prior to December 31, 2025.

The Partnership’s investments are not subject to seasonal fluctuations.  However, the realization of the participation features of the remaining PIM is subject to similar risks associated with equity real estate investments, including:  reliance on the owner’s operating skills, ability to maintain occupancy levels, control operating expenses, maintain the property and provide adequate insurance coverage; adverse changes in general economic conditions, adverse local conditions, and changes in governmental regulations, real estate zoning laws, or tax laws; and other circumstances over which the Partnership may have little or no control.

The Partnership anticipates that there will be sufficient cash flow from the mortgages to meet cash requirements.  To the extent that the Partnership’s cash flow is insufficient to meet the Partnership’s operating expenses and liabilities, it will be necessary for the Partnership to obtain additional funds by liquidating its investment in one or more mortgages or by borrowing.  The Partnership may borrow money on an unsecured or secured basis to further the purposes of the Partnership.  The Partnership may pledge mortgages as security for any permitted borrowing.  The Partnership, under some circumstances, may borrow funds from any general partner or an affiliate of any general partner.  However, the transaction must include interest rates and other finance charges and fees not in excess of the amounts that are charged by unaffiliated lenders for comparable loans and must satisfy other conditions specified in the partnership agreement.  The Partnership has not borrowed any funds during the past and does not intend to do so in the future.

The FHA coinsurance loan program under Section 221(d)(4) of the National Housing Act provides for loans with 40 year terms.  However, this program allows for a call option at any time after ten years, upon one year’s notice.  The subordinated promissory note and subordinated mortgage of the PIM provides for acceleration of maturity at the earlier of the sale of the underlying property or the call date, typically expected to be a date ten years after the date of final endorsement for mortgage insurance.

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

The requirements for compliance with federal, state and local regulations to date have not adversely effected the Partnership’s operations and the Partnership does not presently anticipate adverse effects in the future.

As of December 31, 2002, no personnel were directly employed by the Partnership.

ITEM 2.  PROPERTIES

None.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments are the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2002 was approximately 5,400. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution.  Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

During March 2002, the Partnership made a special distribution of $0.80 per Limited Partnership interest from the principal proceeds and Shared Appreciation Interest received from the Royal Palm Place PIM.

During August 2001, the Partnership made a special distribution of $1.25 per Limited Partner interest from the principal proceeds and prepayment premium received from the Boulders Apartments MBS.

The Partnership may make special distributions in the future if MBS or the remaining PIM prepays or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments, and special distributions, to its Partners during the two years ended December 31, 2002 and 2001:

	2002		2001
	Amount	Per Unit	Amount	Per Unit
Distributions:
Limited Partners	$3,000,042	$0.40	$3,000,040	$0.40
General Partners	51,344	—	78,220	—

	3,051,386		3,078,260

Special Distributions:
Limited Partners	6,000,079	$0.80	9,375,124	$1.25

Total Distributions	$9,051,465		$12,453,384

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership’s financial position and operating results.  This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8, (Appendix A) of this report, respectively.

	2002	2001	2000	1999	1998
Total revenues	$2,360,613	$3,022,454	$3,587,833	$4,215,833	$4,823,813

Net income	1,934,160	2,540,547	3,038,185	3,610,232	4,171,014
Net income allocated to:
Limited Partners	1,876,135	2,464,331	2,947,039	3,501,925	4,045,884

Average Per Unit	0.25	0.33	0.39	0.47	0.54

General Partners	58,025	76,216	91,146	108,307	125,130
Total assets at:
December 31	22,993,526	29,901,042	39,651,355	54,564,577	57,367,612

Distributions to:
Quarterly to Limited Partners	3,000,042	3,000,040	5,700,076	5,700,076	5,700,075
Average per Unit	0.40	0.40	0.76	0.76	0.76
Special to Limited Partners	6,000,079	9,375,124	12,225,162	—	8,400,111
Average per Unit	0.80	1.25	1.63	—	1.12

General Partners	51,344	78,220	97,014	112,626	137,665

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At December 31, 2002 the Partnership had liquidity consisting of cash and cash equivalents of approximately $573,000 as well as the cash flow provided by its investments in its remaining PIM and MBS.  The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership’s liquidity is the quarterly distributions paid to investors, which are approximately $375,000 per quarter.  Funds for the quarterly distributions come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership’s cash and cash equivalents.  The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership.  As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors.  The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows.  In general, the General Partners try to set a distribution rate that provides for level quarterly distributions.  To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such cash through a special distribution.  Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution of $0.05 per Limited Partner interest per quarter commencing with the February 2003 distribution.

In addition to providing insured monthly principal and basic interest payments from the insured first mortgage portion of the PIM, the Partnership’s investment in the remaining PIM also may provide additional income through a participation interest in the underlying property.  The Partnership may receive a share in any operating cash flow that exceeds debt service obligations and capital needs or a share in any appreciation in value when the property is sold or refinanced.  However, this payment is not insured and is dependent upon whether property operations or its terminal value meet certain criteria.

On February 18, 2003, the Partnership received a prepayment of the Mission Terrace Apartments MBS.  The Partnership received $1,873,040 representing the principal proceeds on the first mortgage.  A prepayment premium was not required from the payoff of the MBS as the provisions expired after the fifth year.  The Partnership has declared a special distribution of $0.25 per Limited Partner interest which will be paid in the first quarter.

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

The Partnership received a payoff from the Chateau Bijou MBS on September 19, 2000 for $2,266,064.  During October of 2000, the Partnership received a 9% premium of $203,946 from this payoff.  The Partnership paid a special distribution in November of 2000 of $0.33 per Limited Partner interest from the proceeds received.

In January 2000, the Partnership paid a special distribution to the investors of $1.30 per Limited Partner interest from the proceeds received in 1999 from the La Costa PIM payoff.

The Partnership’s only remaining PIM investment is backed by the first mortgage loan on Vista Montana.  Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest.  The borrower has indicated that they are looking to sell or refinance the property in 2003.  There are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage.  Due to the declining economic conditions currently affecting the Phoenix, Arizona sub-market, the occupancy rate at the property is currently 87%.  The owner has lowered rents and is offering move-in concessions in an effort to increase occupancy.

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

Critical Accounting Policies

The Partnership’s critical accounting policies relate primarily to revenue recognition related to the Partnership’s remaining PIM investment, the amortization of Prepaid Fees and Expenses and the carrying value of the MBS.  The Partnership’s policies are as follows:

The Partnership accounted for its MBS portion of its PIM investment in accordance with the Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities”  (“FAS 115”), under the classification of held to maturity as the investment had a participation feature.  As a result, the Partnership would not sell or otherwise dispose of the MBS.  Accordingly, the Partnership had both the intention and ability to hold the investment to expected maturity. The Partnership carried the MBS at amortized cost.  The Partnership holds the insured mortgage portion of the Federal Housing Administration PIM (FHA PIM) at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA.  Basic interest on PIMs is recognized at the stated rate of the Federal Housing Administration insured mortgage (less the servicer’s fee).  The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

The Partnership, in accordance with FAS 115 classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio.  As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners’ equity.  The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Prepaid fees and expenses represented prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs.  The Partnership amortized the prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage.  The Partnership amortized the prepaid participation servicing fees using a method that approximated the effective interest method over a ten year period beginning from the acquisition of the Fannie Mae MBS or final endorsement of the FHA loan.  Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan were expensed.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership’s investments in its insured mortgage portion of its PIM and its MBS are guaranteed and/or insured by GNMA, Fannie Mae, FHLMC or HUD and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

The Partnership includes in cash and cash equivalents approximately $300,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership’s primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership’s net income, comprehensive income or financial condition to adverse movements in interest rates.  At December 31, 2002, the Partnership’s PIM and MBS comprise the majority of the Partnership’s assets.  Decreases in interest rates may accelerate the prepayment of the Partnership’s investments.  The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

The table below provides information about the Partnership’s financial instruments that are sensitive to changes in interest rates.  For mortgage investments, the table presents principal cash flows and related weighted average interest rates (“WAIR”) by expected maturity dates.  The expected maturity date is contractual maturity adjusted for expectations of prepayments.

	Expected maturity dates ($ in thousands)
	2003	2004	2005	2006	2007	Thereafter	Total Face Value	Fair Value(1)

Interest-sensitive assets:

MBS	$255	$219	$191	$170	$155	$7,484	$8,474	$9,165
WAIR	8.41%	8.41%	8.41%	8.41%	8.41%	8.41%

PIMs	$111	$120	$129	$139	$150	$12,464	$13,113	$13,932
WAIR	7.38%	7.38%	7.38%	7.38%	7.38%	7.38%

Total Interest-sensitive assets	$366	$339	$320	$309	$305	$19,948	$21,587	$23,097

(1) The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership’s financial statements presented in Appendix A to this report.  As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investments.

Also included in the Partnership’s assets are cash and cash equivalent.  Due to the short term maturity of these investments, generally less than three months, the Partnership is not exposed to significant interest rate risk on these investments.

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2002, 2001 and 2000.

	(Amounts in thousands)
	2002	2001	2000
Interest income on PIMs:
Basic interest	$1,009	$1,446	$1,423
Participation interest	505	306	214
Interest income on MBS	728	1,171	1,702
Other interest income	118	100	249
Partnership expenses	(328)	(390)	(449)
Amortization of prepaid fees
and expenses	(98)	(92)	(101)

Net income	$1,934	$2,541	$3,038

Net income decreased for 2002 when compared with 2001 primarily due to decreases in basic interest income on PIMs and interest income on MBS.  This is partially offset by an increase in participation interest and a decrease in asset management fees. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM in February 2002.  Interest income on MBS decreased due to the payoff of the Boulders Apartments MBS in July 2001.  Participation interest increased due to the collection of Shared Appreciation Interest and Share Interest Income from the Royal Palm Place payoff.  The decrease in asset management fees is due to the decline in the Partnership’s asset base as a result of principal collections and prepayments.

Net income decreased for 2001 when compared with 2000 primarily due to decreases in interest income on MBS and other interest income.  This is partially offset by an increase in participation interest and a decrease in asset management fees.  Interest income on MBS decreased in 2001 when compared to 2000 primarily due to the payoffs of the Boulders Apartments MBS in July 2001 and the Chateau Bijou MBS in September of 2000.  Other interest income decreased due to lower average interest rates earned on cash balances available for short-term investing in 2001 as compared with 2000. Participation interest increased due to the collection of a prepayment premium from the Boulders Apartments MBS payoff in July 2001.  The decrease in asset management fees is due to the Partnership’s asset base declining.

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

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers.  Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of the Partnership and is the general partner of The Krupp Company Limited Partnership-IV, the other General Partner of the Partnership, is as follows:

Name and Age	Position with The Krupp Corporation

Douglas Krupp (56)	Co-Chairman, President and Director
George Krupp (58)	Co-Chairman, President and Director
Alan Reese (49)	Vice President and Chief Accounting Officer

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

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of two operating companies through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969.  Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master’s Degree in History from Brown University.  Douglas and George Krupp are brothers.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance.  Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, information technology, mortgage trading desk and loan servicing functions.  Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003.  Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000.  Mr. Reese held several positions with BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998.  In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990.  Mr. Reese presently serves on the Board of Trustees for Berklee College of Music.  He received a B.B.A. degree from the University of Wisconsin – Eau Claire and is a Certified Public Accountant.

ITEM 11.         EXECUTIVE COMPENSTATION

The Partnership has no directors or executive officers.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2002 no person owned of record or was known by the General Partners to own beneficially more than 5% of the Partnership’s 7,500,099 outstanding Limited Partner interests.  The only interests held by management or its affiliates consist of the 2.5% general partner interest held by The Krupp Corporation, the 97.5% general partner interest held by The Krupp Company Limited Partnership-IV and the 100 limited partner interests (0.0013% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

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

Upon the occurrence of a terminating capital transaction, as defined in the Partnership Agreement, the net cash proceeds and winding up of the affairs of the Partnership will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total invested capital, third, to the General Partners until they have received a return of their total invested capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received any deficiency in the 11% cumulative return on their invested capital that exists through fiscal years prior to the date of the capital transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all capital transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

Profits arising from a capital transaction will be allocated in the same manner as related cash distributions.  Losses from a capital transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners receive an Asset Management Fee equal to 0.75% per annum of the value of the Partnership’s total invested assets payable quarterly.  The General Partners may also receive an incentive management fee in an amount equal to 0.3% per annum on the Partnership’s Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital.  Total fees payable to the General Partners for asset management and incentive management fees shall not exceed 10% of distributable cash flow over the life of the Partnership.  During 2002 The Krupp Company Limited Partnership IV, a General Partner, received $166,992 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.  During 2002, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $55,725 in reimbursements.

During 2002, the General Partners received distributions totaling $51,344 related to their 3% share of Distributable Cash Flow.

ITEM 14.         CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Principal Executive Officer and Chief Accounting Officer of The Krupp Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  Based upon that evaluation, the Principal Executive Officer and the Chief Accounting Officer concluded that the Partnership’s disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Annual Report on Form 10-K.

(b) Changes in Internal Controls

There were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

PART IV

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

(b)                       Reports on Form 8-K

During the last quarter of the year ended December 31, 2002 the Partnership did not file any reports on Form 8-K.

(c)                        Exhibits:

Number and Description

Under Regulation S-K

The following reflects all applicable Exhibits required under Item 601 of Regulation S-K:

(4)	Instruments defining the rights of security holders including indentures:

(4.1)

Amended Agreement of Limited Partnership dated as of June 27, 1986 [Exhibit A to Prospectus included in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-2520)].*

(4.2)

Subscription Agreement whereby a subscriber agrees to purchase Units and adopts the provisions of the Amended Agreement of Limited Partnership [Exhibit D to Prospectus included in Amendment No. 1 of Registrant’s Registration Statement on Form S-11 dated July 2, 1986 (File No. 33-2520)].*

(4.3)

Eighth Amendment and Restatement of Certificate of Limited Partnership filed with the Massachusetts Secretary of State on February 6, 1987 [Exhibit 4.3 to Registrant’s Report on Form 10-K for the year ended December 31, 1986 (File No. 33-2520)].*

(10)	Material Contracts:

Vista Montana

(10.1)

Subordinated Promissory Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership and GMAC Mortgage Corporation of PA. [Exhibit 19.7 to Registrant’s Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

(10.2)

Subordinated Multi-family Deed of Trust, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership, and GMAC Mortgage Corporation of PA [Exhibit 19.8 to Registrant’s Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

(10.3)

Assignment of Subordinated Deed of Trust, dated March 31, 1988, between GMAC Mortgage Corporation of PA, and Krupp Insured Plus-II Limited Partnership, a Massachusetts Limited Partnership. [Exhibit 19.9 to Registrant’s Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

(10.4)

Assignment of Closing Documents, dated July 12, 1988 by and between Krupp Insured Plus-II Limited Partnership (“KIP-II”), a Massachusetts limited partnership, and Krupp Insured Plus Limited Partnership (“KIP-I”), a Massachusetts limited partnership. [Exhibit 19.10 to Registrant’s Report on Form 10-Q for the Quarter Ended June 30, 1988 (File No. 0-15815)].*

(10.5)

Deed of Trust, dated March 31, 1988 between VM Associates Limited Partnership, an Arizona limited partnership and Transamerica Title Insurance Company, a California corporation. [Exhibit 19.11 to Registrant’s Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

(10.6)

Deed of Trust Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.12 to Registrant’s Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

(10.7)

Assignment of Mortgage and Collateral Documents, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.13 to Registrant’s Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

(10.8)

Servicing Agreement, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.14 to Registrant’s Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

(10.9)

Modification to the First mortgage loan and subordinated Promissory Note, dated June 7, 1993, by and between Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership. [Exhibit 10.28 to Registrant’s Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

(10.10)

Assignment of interest from Krupp Insured Plus Limited Partnership II to Krupp Insured Plus Limited Partnership, dated February 6, 1995. [Exhibit 10.29 to Registrant’s Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

(99)            Other:

(99.1)	Principal Executive Officer Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

(99.2)	Chief Accounting Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

* Incorporated by reference.

+Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2003.

KRUPP INSURED PLUS LIMITED PARTNERSHIP

By:	The Krupp Corporation,
a General Partner

By:	/s/ Douglas Krupp
Douglas Krupp, Co-Chairman
(Principal Executive Officer) and Director of
The Krupp Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 14th day of March, 2003.

Signatures	Title(s)

/s/ Douglas Krupp	Co-Chairman (Principal Executive Officer), President and Director of The Krupp
Douglas Krupp	Corporation, a General Partner of the Registrant.

/s/ George Krupp	Co-Chairman (Principal Executive Officer) and Director of The Krupp Corporation,
George Krupp	a General Partner of the Registrant

/s/ Alan Reese	Vice President and Chief Accounting Officer of The Krupp Corporation, a
Alan Reese	General Partner of the Registrant.

Certifications

I, Douglas Krupp, certify that:

1.                                       I have reviewed this annual report on Form 10-Q of Krupp Insured Plus Limited Partnership;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Douglas Krupp
Douglas Krupp
Principal Executive Officer

Certifications

I, Alan Reese, certify that:

1.                                       I have reviewed this annual report on Form 10-Q of Krupp Insured Plus Limited Partnership;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Alan Reese
Alan Reese
Chief Accounting Officer

APPENDIX A

KRUPP INSURED PLUS LIMITED PARTNERSHIP

FINANCIAL STATEMENTS AND SCHEDULE

ITEM 8 of FORM 10-K

ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION

For the Year Ended December 31, 2002

KRUPP INSURED PLUS LIMITED PARTNERSHIP

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of

Krupp Insured Plus Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the “Partnership”) at December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2003

KRUPP INSURED PLUS LIMITED PARTNERSHIP

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

ASSETS

Participating Insured Mortgages (“PIMs”) (Notes B, C and H)	$13,112,739	$18,779,477
Mortgage-Backed Securities and insured mortgage (“MBS”) (Notes B, D, H and I)	9,164,511	9,410,920

Total mortgage investments	22,277,250	28,190,397

Cash and cash equivalents (Notes B and H)	573,389	1,422,582
Interest receivable and other assets	142,887	190,282
Prepaid acquisition fees and expenses, net of accumulated amortization of $0 and $785,095, respectively (Note B)	—	59,157
Prepaid participation servicing fees, net of accumulated amortization of $0 and $292,428, respectively (Note B)	—	38,624

Total assets	$22,993,526	$29,901,042

LIABILITIES AND PARTNERS’ EQUITY

Liabilities	$34,942	$17,877

Partners’ equity (deficit) (Notes A, E and I):

Limited Partners	22,509,510	29,633,496
(7,500,099 Limited Partner interests outstanding)

General Partners	(242,538)	(249,219)

Accumulated Comprehensive Income (Note B)	691,612	498,888

Total Partners’ equity	22,958,584	29,883,165

Total liabilities and Partners’ equity	$22,993,526	$29,901,042

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED PLUS LIMITED PARTNERSHIP

STATEMENTS OF INCOME & COMPREHENSIVE INCOME

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Revenues:
Interest income - PIMs
Basic interest	$1,009,429	$1,446,220	$1,422,912
Participation interest	504,640	306,000	213,946
Interest income - MBS	728,106	1,170,585	1,701,993
Other interest income	118,438	99,649	248,982

Total revenues	2,360,613	3,022,454	3,587,833

Expenses:
Asset management fee to an affiliate (Note F)	166,992	243,650	295,192
Expense reimbursements to affiliates (Note F)	55,725	53,989	56,015
Amortization of prepaid fees and expenses (Note B)	97,781	92,263	101,056
General and administrative	105,955	92,005	97,385

Total expenses	426,453	481,907	549,648

Net income (Note G)	1,934,160	2,540,547	3,038,185

Other Comprehensive Income:

Net change in unrealized gain on MBS	192,724	162,297	72,745

Total Comprehensive Income	$2,126,884	$2,702,844	$3,110,930

Allocation of net income (Notes E and G):

Limited Partners	$1,876,135	$2,464,331	$2,947,039

Average net income per Limited Partner Interest (7,500,099 Limited Partner interests outstanding)	$0.25	$0.33	$0.39
General Partners	$58,025	$76,216	$91,146

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED PLUS LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000

	Limited Partners	General Partners	Accumulated Comprehensive Income	Total Partners’ Equity

Balance at December 31, 1999	$54,522,528	$(241,347)	$263,846	$54,545,027

Net income	2,947,039	91,146	—	3,038,185

Quarterly distributions	(5,700,076)	(97,014)	—	(5,797,090)

Special distributions	(12,225,162)	—	—	(12,225,162)

Change in unrealized gain on MBS	—	—	72,745	72,745

Balance at December 31, 2000	39,544,329	(247,215)	336,591	39,633,705

Net income	2,464,331	76,216	—	2,540,547

Quarterly distributions	(3,000,040)	(78,220)	—	(3,078,260)

Special distribution	(9,375,124)	—	—	(9,375,124)

Change in unrealized gain on MBS	—	—	162,297	162,297

Balance at December 31, 2001	29,633,496	(249,219)	498,888	29,883,165

Net income	1,876,135	58,025	—	1,934,160

Quarterly distributions	(3,000,042)	(51,344)	—	(3,051,386)

Special Distribution	(6,000,079)	—	—	(6,000,079)

Change in unrealized gain on MBS	—	—	192,724	192,724

Balance at December 31, 2002	$22,509,510	$(242,538)	$691,612	$22,958,584

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED PLUS LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
Operating activities:
Net income	$1,934,160	$2,540,547	$3,038,185
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of prepaid fees and expenses	97,781	92,263	101,056
Shared Appreciation Interest and prepayment premiums	(378,480)	(306,000)	(213,946)
Amortization of premiums	—	—	52,528
Changes in assets and liabilities:
Decrease in interest receivable and other assets	47,395	70,515	59,197
Increase (decrease) in liabilities	17,065	227	(1,900)

Net cash provided by operating activities	1,717,921	2,397,552	3,035,120

Investing activities:
Principal collections and prepayments on PIMs including Shared Appreciation Interest of $378,480 in 2002 and $10,000 in 2000	6,045,218	95,771	167,751
Principal collections on MBS including a prepayment premium of $306,000 in 2001 and $203,946 in 2000.	439,133	9,921,857	3,278,080

Net cash provided by investing activities	6,484,351	10,017,628	3,445,831

Financing activities:
Quarterly distributions	(3,051,386)	(3,078,260)	(5,797,090)
Special distributions	(6,000,079)	(9,375,124)	(12,225,162)

Net cash used for financing activities	(9,051,465)	(12,453,384)	(18,022,252)

Net decrease in cash and cash equivalents	(849,193)	(38,204)	(11,541,301)

Cash and cash equivalents, beginning of period	1,422,582	1,460,786	13,002,087

Cash and cash equivalents, end of period	$573,389	$1,422,582	$1,460,786

Non cash activities:
Increase in Fair Value of MBS	$192,724	$162,297	$72,745

The accompanying notes are an integral
part of the financial statements.

KRUPP INSURED PLUS LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

A.                             Organization

Krupp Insured Plus Limited Partnership (the “Partnership”) is a Massachusetts Limited Partnership.  The Partnership was organized for the purpose of investing in multi-family loans and mortgage-backed securities.  The General Partners of the Partnership are The Krupp Corporation and The Krupp Company Limited Partnership-IV and the Corporate Limited Partner is Krupp Depositary Corporation.  The Partnership terminates on December 31, 2025, unless terminated earlier upon the occurrence of certain events as set forth in the Partnership Agreement.

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

B.                               Significant Accounting Policies

The Partnership uses the following accounting policies for financial reporting purposes which differ in certain respects from those used for federal income tax purposes (Note G):

Basis of Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

MBS

The Partnership, in accordance with Financial Accounting Standards Board’s Statement 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”), classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and it will then be necessary to sell the remaining MBS portfolio in order to close out the Partnership.  In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio.  As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners’ equity.  The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

PIMs

The Partnership accounted for its MBS portion of its PIM investment in accordance with FAS 115, under the classification of held to maturity as the investment had a participation feature.  As a result, the Partnership would not sell or otherwise dispose of the MBS.  Accordingly, the Partnership had both the intention and ability to hold the investment to expected maturity. The Partnership carried the MBS at amortized cost.

The Partnership holds the insured mortgage portion of the Federal Housing Administration PIM (FHA PIM) at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA.

Basic interest on the PIM is recognized at the stated rate of the Federal Housing Administration insured mortgage (less the servicer’s fee)  The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

Cash and Cash Equivalents

The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents.  The Partnership invests its cash primarily in commercial paper and money market funds with a commercial bank and has not experienced any loss to date on its invested cash.

Prepaid Fees and Expenses

Prepaid fees and expenses represented prepaid acquisition fees and expenses and prepaid participation servicing fees paid for the acquisition and servicing of PIMs.  The Partnership amortized the prepaid acquisition fees and expenses using a method that approximated the effective interest method over a period of ten to twelve years, which represented the estimated life of the underlying mortgage.

The Partnership amortized the prepaid participation servicing fees using a method that approximated the effective interest method over a ten year period beginning from the acquisition of the Fannie Mae MBS or final endorsement of the FHA loan.

Upon the repayment of a PIM, any unamortized acquisition fees and expenses and unamortized participation servicing fees related to such loan were expensed.

Income Taxes

The Partnership is not liable for federal or state income taxes because Partnership income is allocated to the partners for income tax purposes. If the Partnership’s tax returns are examined by the Internal Revenue Service or state taxing authority and such an examination results in a change in Partnership taxable income, such change will be reported to the partners.

Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, contingent assets and liabilities and revenues and expenses during the period.  Significant estimates include the unrealized gain on MBS investments.  Actual results could differ from those estimates.

C.                               PIMs

The Partnership had investments in one PIM on December 31, 2002 and two PIMs on December 31, 2001.  The Partnership’s remaining PIM consists of a first mortgage loan originated under the FHA lending program on the underlying property.  The Partnership also has participation interests in the revenue stream and appreciation of the underlying property above specified thresholds.  The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the “Agreement”).

The Partnership receives monthly payments of principal and basic interest that are insured by HUD on the FHA mortgage loan.  The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

The participation feature consists of the following:  (i) “Shared Income Interest” which is 25% of distributable surplus cash and (ii) “Shared Appreciation Interest” which is 25% of the net sales proceeds.

Payment of participation interest from the operations of the property is limited to 50% of Surplus Cash as defined by HUD.  The aggregate amount of Shared Income Interest and Shared Appreciation Interest payable by the underlying borrower on the maturity date generally cannot exceed 50% of any increase in value of the property over certain thresholds.

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

At December 31, 2002 and 2001 there were no loans within the Partnership’s portfolio that were delinquent as to principal or interest.

The Partnership’s PIMs consist of the following at December 31, 2002 and 2001:

PIMs	Original Face Amount		Interest Rate		Maturity Date	Approximate Monthly Payment	Investment Basis at December 31,
							2002		2001

FHA

Vista Montana Apts.
Val Vista Lakes, Az.	$13,814,400		7.375	%(a)(b)	12/1/33	90,000	$13,112,739		$13,215,946

Fannie Mae
Royal Palm Place
Kendall, Fl.	6,021,258	(c)	—		—	—	—		5,563,531
	$19,835,658						$13,112,739	(d)	$18,779,477

(a)               Represents only the stated interest rate of the FHA mortgage loan less the servicing fee.  In addition, the Partnership may receive participation income, consisting of (i) Shared Income Interest and (ii) Shared Appreciation Interest.

(b)              The Partnership is entitled to 25% of the net sales proceeds over the outstanding indebtedness at the time of sale. In the event of a refinancing, Shared Appreciation Interest is 25% of the appraised value over the outstanding indebtedness at the time of refinancing.  In addition, Shared Income Interest is 25% of all distributable surplus cash.

(c)               The total original face amount of the PIM on the underlying property was $22,000,000 of which 73% or $15,978,742 was acquired by Krupp Insured Plus III Limited Partnership, an affiliate of the Partnership.

(d)              The aggregate cost of the PIM for federal income tax purposes is $13,112,739.

A reconciliation of the carrying value of Mortgages for each of the three years in the period ended December 31, 2002 is as follows:

	2002	2001	2000
Balance at beginning of period	$18,779,477	$18,875,248	$19,032,999

Deductions during period:

Prepayment and principal collections	(5,666,738)	(95,771)	(157,751)

Balance at end of period	$13,112,739	$18,779,477	$18,875,248

The underlying mortgage of the Vista Montana PIM is collateralized by a multi-family apartment complex located in Val Vista Lakes, AZ.  The apartment complex has 341 units.

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

At December 31, 2002, the Partnership’s MBS portfolio had an amortized cost of $8,472,899 and gross unrealized gains of $691,612.  At December 31, 2001, the Partnership’s MBS portfolio had an amortized cost of $8,912,032 and gross unrealized gains of $498,888.  The portfolio has maturities ranging from 2006 to 2032.

Maturity Date	Fair Value	Unrealized Gain
2003 – 2007	$99,555	$10,500
2008 – 2012	170,873	14,147
2013 – 2032	8,894,083	666,965

Total	$9,164,511	$691,612

E.                                Partners’ Equity

Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the “Limited Partners”) and 3% to the General Partners.

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

Upon the occurrence of a Terminating Capital Transaction, as defined in the Partnership Agreement, profits from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing negative account balances or if in an amount insufficient to reduce those negative capital account balances to zero, then in proportion to any negative account balances, second, to the Limited Partners until their capital account is equal to their Invested Capital, third, to the General Partners until their capital account is equal to their Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have been allocated profits equal to the Cumulative Return on Invested Capital less the sum of all amounts of cash distributed to the Limited Partners from Distributable Cash Flow and from Capital Transaction Proceeds, fifth, to the General Partners until they have received profits whenever allocated pursuant to Section 8.1(b) Third and Fourth and Section 8.1(c) Fourth equals 4% of all amounts distributed of the Net Cash Proceeds of the Terminating Capital Transaction and all other Capital Transactions whenever occurring, and sixth, any remaining profits shall be allocated 96% to the Limited Partners and 4% to the General Partners.

Losses from a Terminating Capital Transaction shall be allocated to the Limited Partners and the General Partners to the extent of, and any excess in proportion to, the positive balances in their capital accounts.  The net cash proceeds of a Terminating Capital Transaction will be allocated among the Partners first, to each class of Partners in the amount equal to, or if less than, in proportion to, the positive balance in the Partner’s capital accounts, second, to the Limited Partners until they have received a return of their total Invested Capital, third, to the General Partners until they have received a return of their total Invested Capital, fourth, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received any deficiency in the 11% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Terminating Capital Transaction, fifth, to the General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all Capital Transactions and sixth, 96% to the Limited Partners and 4% to the General Partners.

Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the lesser of the deficit balances in their capital accounts or the excess of 1.01% of the total Capital Contributions of the Limited Partners over the amount of capital previously contributed by the General Partners.

During 2002, 2001 and 2000, the Partnership made quarterly distributions totaling $.40, $.40 and $.76 per Limited Partner interest annually, respectively. The Partnership made special distributions of $0.80, $1.25 and $1.63 per Limited Partner interest in 2002, 2001and 2000 respectively.

As of December 31, 2002, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

	Unitholders	Corporate Limited Partner	General Partners	Accumulated Comprehensive Income	Total
Capital contributions	$149,489,830	$2,000	$3,000	$—	$149,494,830

Syndication costs	(7,906,604)	—	—	—	(7,906,604)

Quarterly distributions	(129,236,048)	(1,767)	(2,979,192)	—	(132,217,007)

Special distributions	(78,224,971)	(1,043)			(78,226,014)

Net income	88,386,925	1,188	2,733,654	—	91,121,767

Unrealized gains on MBS	—	—	—	691,612	691,612

Balance at December 31, 2002	$22,509,132	$378	$(242,538)	$691,612	$22,958,584

F.                                Related Party Transactions

Under the terms of the Partnership Agreement, the General Partners receive an Asset Management Fee equal to 0.75% per annum of the value of the Partnership’s total invested assets payable quarterly.  The General Partners may also receive an incentive management fee in an amount equal to 0.3% per annum on the Partnership’s Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital.  Total fees payable to the General Partners for asset management and incentive management fees shall not exceed 10% of distributable cash flow over the life of the Partnership.  Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses.

G.                               Federal Income Taxes

The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership’s 2002 federal income tax return is as follows:

Net income from statement of operations		$1,934,160

Add:	Book to tax difference for amortization of prepaid fees and expenses	69,105

Net income for federal income tax purposes		$2,003,265

The allocation of the 2002 net income for federal income tax purposes is as follows:

Net Income

Unitholders	$1,958,280
Corporate Limited Partner	26
General Partners	44,959
$2,003,265

For the years ended December 31, 2002, 2001 and 2000 the average per unit net income to the Unitholders for federal income tax purposes was $0.26, $0.34, and $0.40, respectively.

The basis of the Partnership’s assets for financial reporting purposes was less than its tax basis by approximately $121,000 and $256,000 at December 31, 2002 and 2001, respectively.  At December 31, 2002, the basis of the Partnership’s liabilities for financial reporting purposes was the same as its tax basis.  The basis of the Partnership’s liabilities for financial reporting purposes was less than its tax basis by approximately $11,000 at December 31, 2001.

H.                              Fair Value Disclosures of Financial Instruments

The Partnership used the following methods and assumptions to estimate the fair value of each class of financial instrument:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of those instruments.

MBS

The Partnership estimated the fair value of MBS based on quoted market prices.  Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in MBS had gross unrealized gains of approximately $692,000 at December 31, 2002 and $499,000 at December 31, 2001.

PIMs

As there is no active trading market for these investments, management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate.  Management does not include any estimate of participation interest in the Partnership’s estimated fair value, as Management does not believe it can predict the time of realization of the feature with any certainty.  Based on the estimated fair value determined using these methods and assumptions, the Partnership’s investments in PIMs had gross unrealized gains of approximately $819,000 at December 31, 2002, and $870,000 at December 31, 2001.

At December 31, 2002 and 2001, the Partnership estimates the fair value of its financial instruments as follows (amounts rounded to the nearest thousand):

	2002		2001
	Fair Value	Carrying Value	Fair Value	Carrying Value
Cash and cash equivalents	$573	$573	$1,423	$1,423

MBS and insured mortgage	9,165	9,165	9,411	9,411

PIMs	13,932	13,113	19,649	18,779

	$23,670	$22,851	$30,483	$29,613

I.                                   Subsequent Event

On February 18, 2003, the Partnership received a prepayment of the Mission Terrace Apartments MBS.  The Partnership received $1,873,040 representing the principal proceeds on the first mortgage.  A prepayment premium was not required from the payoff of the MBS as the provisions expired after the fifth year.  The Partnership has declared a special distribution of $0.25 per Limited Partner interest which will be paid in the first half of 2003.