Form 10-Q
period 2003-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2003-05-13
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to___________

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

Yes |_| No |X|

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; prepayments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2002, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                                        ASSETS

                                                                                   March 31,     December 31,
                                                                                      2003            2002
                                                                                 ------------    ------------
Participating Insured Mortgages ("PIMs") (Note 2)                                $ 13,085,709    $ 13,112,739
Mortgage-Backed Securities and
   insured mortgage ("MBS") (Note 3)                                                7,034,971       9,164,511
                                                                                 ------------    ------------

   Total mortgage investments                                                      20,120,680      22,277,250

Cash and cash equivalents                                                           2,539,280         573,389
Interest receivable and other assets                                                  129,262         142,887
                                                                                 ------------    ------------

   Total assets                                                                  $ 22,789,222    $ 22,993,526
                                                                                 ============    ============

                                              LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                                      $     23,152    $     34,942
                                                                                 ------------    ------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests outstanding)                               22,383,452      22,509,510

General Partners                                                                     (247,502)       (242,538)

Accumulated comprehensive income                                                      630,120         691,612
                                                                                 ------------    ------------

   Total Partners' equity                                                          22,766,070      22,958,584
                                                                                 ------------    ------------

   Total liabilities and Partners' equity                                        $ 22,789,222    $ 22,993,526
                                                                                 ============    ============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                For the Three Months
                                                  Ended March 31,
                                               ---------------------
                                                  2003        2002
                                               ---------    --------
Revenues:
   Interest income - PIMs
      Basic interest                           $ 241,435    $282,191
      Participation interest                          --     504,639
   Interest income - MBS                         105,820     184,803
   Other interest income                          11,709      16,040
                                               ---------    --------

            Total revenues                       358,964     987,673
                                               ---------    --------

Expenses:
   Asset management fee to an affiliate           37,403      44,203
   Expense reimbursements to affiliates           32,662      10,722
   Amortization of prepaid fees and expenses          --      24,445
   General and administrative                     32,254      14,465
                                               ---------    --------

            Total expenses                       102,319      93,835
                                               ---------    --------

Net income                                       256,645     893,838

Other comprehensive income:

   Net change in unrealized gain on MBS          (61,492)     22,640
                                               ---------    --------

Total comprehensive income                     $ 195,153    $916,478
                                               =========    ========

Allocation of net income (Note 4):

   Limited Partners                            $ 248,946    $867,023
                                               =========    ========

   Average net income per Limited Partner
    interest (7,500,099 Limited Partner
    interests outstanding)                     $     .03    $    .12
                                               =========    ========

   General Partners                            $   7,699    $ 26,815
                                               =========    ========

                     The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                   For the Three Months
                                                                       Ended March 31,
                                                                 --------------------------

                                                                     2003           2002
                                                                 -----------    -----------
Operating activities:
    Net income                                                   $   256,645    $   893,838
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of prepaid fees and expenses                           --         24,445
      Premium amortization                                            42,475             --
      Shared Appreciation Interest                                        --       (378,480)
      Changes in assets and liabilities:
Decrease in interest receivable and other assets                      13,625         42,141
Increase (decrease) in liabilities                                   (11,790)           713
                                                                 -----------    -----------

Net cash provided by operating activities                            300,955        582,657
                                                                 -----------    -----------

Investing activities:
   Principal collections on MBS                                    2,025,573        160,068
   Principal collections on PIMs including Shared Appreciation
    Interest of $378,480 in 2002                                      27,030      5,967,094
                                                                 -----------    -----------

Net cash provided by investing activities                          2,052,603      6,127,162
                                                                 -----------    -----------

Financing activities:
   Quarterly distributions                                          (387,667)      (764,413)
   Special distributions                                                  --     (6,000,079)
                                                                 -----------    -----------

  Net cash used for financing activities                            (387,667)    (6,764,492)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents               1,965,891        (54,673)

Cash and cash equivalents, beginning of period                       573,389      1,422,582
                                                                 -----------    -----------

Cash and cash equivalents, end of period                         $ 2,539,280    $ 1,367,909
                                                                 ===========    ===========

Non cash activities:
Increase (decrease) in  unrealized gain on MBS                   $   (61,492)   $    22,640
                                                                 ===========    ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership") the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002.

      The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At March 31, 2003, the FHA insured mortgage portion of the Partnership's remaining PIM had a fair value of $13,838,137 including a gross unrealized gain of $752,428. Fair value assumes that the FHA insured first mortgage could be sold at a price that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the participation feature. The PIM matures in 2023.

3.    MBS

      At March 31, 2003, the Partnership's MBS portfolio had an amortized cost of $6,404,851 and gross unrealized gains of $630,120. The portfolio has maturities ranging from 2006 to 2032.

      On February 18, 2003, the Partnership received a prepayment of the Mission Terrace Apartments MBS. The Partnership received $1,873,040 representing the principal proceeds on the first mortgage. A prepayment premium was not required from the payoff of the MBS as the prepayment provisions expired five years after the issuance of the loan. On May 5, 2003, the Partnership paid a special distribution of $0.25 per Limited Partner interest from the proceeds received.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 2003 is as follows:

                                                                      Accumulated         Total
                                      Limited          General       Comprehensive      Partners'
                                     Partners         Partners          Income           Equity
                                   -------------    -------------    -------------    -------------
Balance at December 31, 2002       $  22,509,510    $    (242,538)   $     691,612    $  22,958,584

Net income                               248,946            7,699               --          256,645

Quarterly distributions                 (375,004)         (12,663)              --         (387,667)

Change in unrealized gain on MBS              --               --          (61,492)         (61,492)
                                   -------------    -------------    -------------    -------------

Balance at March 31, 2003          $  22,383,452    $    (247,502)   $     630,120    $  22,766,070
                                   =============    =============    =============    =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $2.5 million as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distributions paid to investors, which are approximately $375,000 per quarter. Funds for the quarterly distributions come from the monthly principal and basic interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership also will decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such cash through a special distribution. Based on current projections, the General Partners expect that the Partnership will reduce the distribution rate of $0.05 per Limited Partner interest per quarter to $0.04 per Limited Partner interest per quarter with the August 2003 distribution.

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

On February 18, 2003, the Partnership received a prepayment of the Mission Terrace Apartments MBS. The Partnership received $1,873,040 representing the principal proceeds on the first mortgage. A prepayment premium was not required from the payoff of the MBS as the prepayment provisions of the MBS expired five years after the issuance of the loan. On May 5, 2003, the Partnership paid a special distribution of $0.25 per Limited Partner interest from the proceeds received.

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Vista Montana. Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest during 2003. The borrower has indicated that they are considering refinancing the property in 2003. There are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage. Due to the declining economic conditions currently affecting the Phoenix, Arizona sub-market, the occupancy rate at the property is currently 87%. The owner has lowered rents and is offering move-in concessions in an effort to increase occupancy.

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

Critical Accounting Policies

The Partnership's critical accounting policies relate primarily to revenue recognition related to the Partnership's remaining PIM investment, the amortization of Prepaid Fees and Expenses and the carrying value of the MBS. The Partnership's policies are as follows:

The Partnership accounted for its MBS portion of its PIM investment in accordance with the Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of held to maturity as the investment had a participation feature. As a result, the Partnership would not sell or otherwise dispose of the MBS. Accordingly, the Partnership had both the intention and ability to hold the investment to expected maturity. The Partnership carried the MBS at amortized cost. The Partnership holds the insured mortgage portion of the Federal Housing Administration PIM (FHA PIM) at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA. Basic interest on PIMs is recognized at the stated rate of the Federal Housing Administration insured mortgage (less the servicer's fee). The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

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

 Results of Operations

Net income decreased for the first quarter of 2003 as compared to the same period in 2002 due primarily to decreases in participation interest, basic interest income on PIMs and interest income on MBS and increases in expense reimbursements to affiliates and general and administrative expense. This is partially offset by a decrease in amortization expense. Participation interest was greater in 2002 due to the collection of shared appreciation interest and minimum additional interest from the Royal Palm Place PIM payoff in February 2002. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM mentioned above. Interest income on MBS decreased due to the accelerated recognition of the Mission Terrace Apartments MBS purchase premium as a reduction in income upon the prepayment of the MBS in February 2003 and due to lower single family MBS balances generating interest income. The lower balances resulted from on-going principal collections. General and administrative expenses and expense reimbursements to affiliates increased for the period ended March 31, 2002 primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Amortization expense decreased due to the full recognition of prepaid fees and expenses associated with the Vista Montana PIM payoff in 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its insured mortgage portion of its PIM and its MBS are guaranteed or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation

("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

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

At March 31, 2003, the Partnership includes in cash and cash equivalents approximately $2.3 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2003, the Partnership's PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                Krupp Insured Plus Limited Partnership
                                                (Registrant)


                                BY:  /s/ Alan Reese
                                    --------------------------------------------
                                    Alan Reese
                                    Vice-President (Chief Accounting Officer) of
                                    The Krupp Corporation, a General Partner of
                                    the Registrant.

DATE: April 28, 2003

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

Date: April 28, 2003

                                                  /s/ Douglas Krupp
                                              ---------------------------
                                                    Douglas Krupp
                                              Principal Executive Officer

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

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 28, 2003

                                                   /s/ Alan Reese
                                        ------------------------------------
                                                     Alan Reese
                                             Chief Accounting Officer