Form 10-Q
period 2003-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2003-08-14
CIK 786622

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

      (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________


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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                             June 30,       December 31,
                                                               2003             2002
                                                           ------------     ------------
Participating Insured Mortgages ("PIMs")(Note 2)           $ 13,058,169     $ 13,112,739
Mortgage-Backed Securities and
   insured mortgage ("MBS") (Note 3)                            797,136        9,164,511
                                                           ------------     ------------
   Total mortgage investments                                13,855,305       22,277,250

Cash and cash equivalents (Note 3)                            6,334,681          573,389
Interest receivable and other assets                             89,291          142,887
                                                           ------------     ------------

     Total assets                                          $ 20,279,277     $ 22,993,526
                                                           ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                $     20,477     $     34,942
                                                           ------------     ------------
Partners' equity (deficit)(Note 4):

   Limited Partners
       (7,500,099 Limited Partner interests outstanding)     20,444,056       22,509,510

   General Partners                                            (246,867)        (242,538)

   Accumulated comprehensive income                              61,611          691,612
                                                           ------------     ------------
     Total Partners' equity                                  20,258,800       22,958,584
                                                           ------------     ------------
     Total liabilities and Partners' equity                $ 20,279,277     $ 22,993,526
                                                           ============     ============


                      Theaccompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                   For the Three Months          For the Six Months
                                                       Ended June 30,               Ended June 30,
                                                --------------------------   --------------------------
                                                    2003           2002          2003           2002
                                                -----------    -----------   -----------    -----------
Revenues:
Interest income - PIMs
   Basic interest                               $   240,930    $   242,893   $    482,365   $   525,084
   Participation interest                              --             --             --         504,639
Interest income - MBS                               145,407        182,935        251,227       367,738
Other interest income                                 6,247          6,344         17,956        22,384
                                                -----------    -----------   ------------   -----------
         Total revenues                             392,584        432,172        751,548     1,419,845
                                                -----------    -----------   ------------   -----------
Expenses:
   Asset management fee to an affiliate              32,815         40,846         70,218        85,049
   Expense reimbursements to affiliates              16,167         15,003         48,829        25,725
   Amortization of prepaid fees and expenses           --           24,446           --          48,891
   General and administrative                        23,360         34,995         55,614        49,460
                                                -----------    -----------   ------------   -----------
         Total expenses                              72,342        115,290        174,661       209,125
                                                -----------    -----------   ------------   -----------
Net income                                          320,242        316,882        576,887     1,210,720

Other comprehensive income (loss):

   Net change in unrealized gain on MBS            (568,509)        16,235       (630,001)       38,875
                                                -----------    -----------   ------------   -----------
Total comprehensive income (loss)               $  (248,267)   $   333,117   $    (53,114)  $ 1,249,595
                                                ===========    ===========   ============   ===========
Allocation of net income (Note 4):

   Limited Partners                             $   310,634    $   307,375   $    559,580   $ 1,174,398
                                                ===========    ===========   ============   ===========
   Average net income per Limited Partner
   interest (7,500,099 Limited Partner
   interests outstanding)                       $       .04    $       .04   $        .07   $       .16
                                                ===========    ===========   ============   ===========

   General Partners                             $     9,608    $     9,507   $     17,307   $    36,322
                                                ===========    ===========   ============   ===========


                      Theaccompanying notes are an integral
                        part of the financial statements.

                                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                             STATEMENTS OF CASH FLOWS

                                                                  For the Six Months
                                                                     Ended June 30,
                                                             ---------------------------
                                                                 2003            2002
                                                             -----------     -----------
Operating activities:
   Net income                                                $   576,887     $ 1,210,720
   Adjustments to reconcile net income to net cash
      provided by operating activities:
    Amortization of prepaid fees and expenses                       --            48,891
    Shared Appreciation Interest                                    --          (378,480)
    Changes in assets and liabilities:
         Decrease in interest receivable and other assets         53,596          44,201
         Increase (decrease) in liabilities                      (14,465)         26,133
                                                             -----------     -----------

    Net cash provided by operating activities                    616,018         951,465
                                                             -----------     -----------

Investing activities:
  Principal collections on MBS                                 7,737,374         281,552
  Principal collections on PIMs including Shared
         Appreciation Interest of $378,480 in 2002                54,570       5,992,650
                                                             -----------     -----------

    Net cash provided by investing activities                  7,791,944       6,274,202
                                                             -----------     -----------

Financing activities:
  Quarterly distributions                                       (771,645)     (1,530,617)
  Special distributions                                       (1,875,025)     (6,000,079)
                                                             -----------     -----------

    Net cash used for financing activities                    (2,646,670)     (7,530,696)
                                                             -----------     -----------

Net increase (decrease) in cash and cash equivalents           5,761,292        (305,029)

Cash and cash equivalents, beginning of period                   573,389       1,422,582
                                                             -----------     -----------

Cash and cash equivalents, end of period                     $ 6,334,681     $ 1,117,553
                                                             ===========     ===========

Non cash activities:
    Increase (decrease) in unrealized gain on MBS            $  (630,001)    $    38,875
                                                             ===========     ===========


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

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2003, its results of operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

      The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At June 30, 2003, the FHA insured mortgage portion of the Partnership's remaining PIM had a fair value of $13,939,595 including a gross unrealized gain of $881,426. Fair value assumes that the FHA insured first mortgage could be sold at a price that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the PIM's participation feature. The PIM matures in 2033 and at June 30, 2003 was not delinquent as to principal or interest.

3.    MBS

      At June 30, 2003, the Partnership's MBS portfolio had an amortized cost of $735,525 and gross unrealized gains of $61,611. The portfolio has maturities ranging from 2007 to 2019.

      On June 16, 2003, the Partnership received a prepayment of the Briar Ridge Apartments MBS. The Partnership received $5,558,394, representing the principal proceeds on the first mortgage. A prepayment premium was not required from the payoff of the MBS as the prepayment provisions of the MBS expired at the end of April 2003. On July 24, 2003, the Partnership paid a special distribution of $0.75 per Limited Partner interest from the proceeds received.

      On February 18, 2003, the Partnership received a prepayment of the Mission Terrace Apartments MBS. The Partnership received $1,873,040, representing the principal proceeds on the first mortgage. A prepayment premium was not required from the payoff of the MBS as the prepayment provisions of the MBS expired in April of 1997. On May 5, 2003, the Partnership paid a special distribution of $0.25 per Limited Partner interest from the proceeds received.


                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 2003 is as follows:

                                                                      Accumulated          Total
                                       Limited          General      Comprehensive       Partners'
                                      Partners         Partners          Income           Equity
                                    ------------     ------------     ------------     ------------
Balance at December 31, 2002        $ 22,509,510     $   (242,538)    $    691,612     $ 22,958,584

Net income                               559,580           17,307             --            576,887

Quarterly distributions                 (750,009)         (21,636)            --           (771,645)

Special distribution                  (1,875,025)            --               --         (1,875,025)

Change in unrealized gain on MBS            --               --           (630,001)        (630,001)
                                    ------------     ------------     ------------     ------------

Balance at June 30, 2003            $ 20,444,056     $   (246,867)    $     61,611     $ 20,258,800
                                    ============     ============     ============     ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report on Form 10-K and in this Form 10-Q.

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

Liquidity and Capital Resources

At June 30, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $6.3 million as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $ 225,000. Funds for the quarterly distributions come from scheduled monthly principal and interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners reduced the distribution rate of $0.05 per Limited Partner interest per quarter to $0.03 per Limited Partner interest per quarter beginning with the August 2003 distribution.

On June 16, 2003, the Partnership received a prepayment of the Briar Ridge Apartments MBS. The Partnership received $5,558,394, representing the principal proceeds on the first mortgage. A prepayment premium was not required from the payoff of the MBS as the prepayment provisions of the MBS expired at the end of April 2003. On July 24, 2003, the Partnership paid a special distribution of $0.75 per Limited Partner interest from the proceeds received.

On February 18, 2003, the Partnership received a prepayment of the Mission Terrace Apartments MBS. The Partnership received $1,873,040, representing the principal proceeds on the first mortgage. A prepayment premium was not required from the payoff of the MBS as the prepayment provisions of the MBS expired in April of 1997. On May 5, 2003, the Partnership paid a special distribution of $0.25 per Limited Partner interest from the proceeds received.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Vista Montana. Due to the declining economic conditions currently affecting the Phoenix, Arizona sub-market, the occupancy rate at the property is currently 92%. The owner has lowered rents and is offering move-in concessions in an effort to increase occupancy. Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest during 2003. The borrower has indicated that they are considering refinancing the property in 2003. There are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage.

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

Results of Operations

Net income increased for the three months ending June 30, 2003 as compared to the same period ending June 30, 2002 primarily due to a decrease in amortization expense. This decrease was partially offset by a decrease in interest income on MBS. Amortization expense decreased due to the prepaid fees and expenses associated with the Vista Montana PIM being fully amortized as of the end of 2002. Interest income on MBS decreased primarily due to the Mission Terrace Apartments MBS payoff in February 2003.

Net income decreased for the six months ending June 30, 2003 as compared to the same period ending June 30, 2002. This decrease is primarily due to decreases in participation interest, MBS interest income and basic interest income on PIMs. These are partially offset by a decrease in amortization expense. Participation interest was greater in 2002 due to the collection of Shared Appreciation Interest and Minimum Additional Interest from the Royal Palm Place PIM payoff in February 2002. Interest income on MBS decreased due to the prepayment of the Mission Terrace Apartments MBS in February 2003. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM in February 2003. Amortization expense decreased due to the prepaid fees and expenses associated with the Vista Montana PIM being fully amortized as of the end of 2002.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's investments in its insured mortgage portion of its PIM and its MBS are guaranteed and/or insured by the Government National Mortgage Association ("GNMA"), Fannie Mae, the Federal Home Loan Mortgage Corporation ("FHLMC") or the United States Department of Housing and Urban Development ("HUD") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States, and both have significant experience in mortgage securitizations. In addition, their MBS carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At June 30, 2003, the Partnership includes in cash and cash equivalents approximately $6.1 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At June 30, 2003, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its remaining PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Senior Vice President and Chief Accounting Officer of Krupp Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities and Use of Proceeds
            None

Item 3.     Defaults upon Senior Securities
            None

Item 4.      Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None

Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits

                (31.1) Senior Vice President Certification pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                (31.2) Chief Accounting Officer Certification pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                (32.1) Senior Vice President Certification pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                (32.2) Chief Accounting Officer Certification pursuant to 18
                       U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)Reports on Form 8-K

                                                         Financial Statements
                 Date of Report  Event Reported                Included
                 --------------  ----------------------  -------------------
                 June 4, 2003    Reduction in Quarterly         None
                                 Distribution Rate

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


                                Krupp Insured Plus Limited Partnership
                                --------------------------------------
                                            (Registrant)



                                BY: / s / Alan Reese
                                    --------------------------
                                    Alan Reese
                                    Vice-President (Chief Accounting Officer)
                                    of The Krupp Corporation, a General Partner
                                    of the Registrant.


DATE:  August 6, 2003