Form 10-Q
period 2003-09-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2003-11-10
CIK 786622

--------------------------
                                                             OMB APPROVAL
                                                      --------------------------
                                                      OMB Number:   3235-0070
                                                      Expires: March 31, 2006
                                                      Estimated average burden
                                                      hours per response: 192.00
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-15815

                     Krupp Insured Plus Limited Partnership
             (Exact name of registrant as specified in its charter)

             Massachusetts                             04-2915281
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

     One Beacon Street, Boston, Massachusetts             02108
     (Address of principal executive offices)           (Zip Code)

                                 (617) 523-0066
              (Registrant's telephone number, including area code)

                                      N/A
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |_| No |X|

SEC 1296 (08-03)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                            -------------------------

                                     ASSETS

                                                              September 30,      December 31,
                                                                  2003               2002
                                                              -------------      ------------
Participating Insured Mortgages ("PIMs") (Note 2)             $ 13,030,110       $ 13,112,739
Mortgage-Backed Securities and insured mortgages
   ("MBS") (Note 3)                                                688,317          9,164,511
                                                              ------------       ------------

        Total mortgage investments                              13,718,427         22,277,250

Cash and cash equivalents                                          794,664            573,389
Interest receivable and other assets                                86,258            142,887
                                                              ------------       ------------

        Total assets                                          $ 14,599,349       $ 22,993,526
                                                              ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                   $     18,261       $     34,942
                                                              ------------       ------------

Partners' equity (deficit)(Note 4):

   Limited Partners
     (7,500,099 Limited Partner interests outstanding)          14,779,357         22,509,510

   General Partners                                               (249,468)          (242,538)

   Accumulated comprehensive income                                 51,199            691,612
                                                              ------------       ------------

        Total Partners' equity                                  14,581,088         22,958,584
                                                              ------------       ------------

        Total liabilities and Partners' equity                $ 14,599,349       $ 22,993,526
                                                              ============       ============

                     The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                            -------------------------

                                                        For the Three Months                For the Nine Months
                                                         Ended September 30,                Ended September 30,
                                                   -----------------------------      -----------------------------
                                                       2003              2002             2003              2002
                                                   -----------       -----------      -----------       -----------
Revenues:
Interest income - PIMs:
   Basic interest                                  $   240,415       $   242,416      $   722,780       $   767,500
   Participation interest                                   --                --               --           504,639
Interest income - MBS                                   14,341           181,184          265,568           548,922
Other interest income                                    6,193             4,601           24,149            26,985
                                                   -----------       -----------      -----------       -----------

        Total revenues                                 260,949           428,201        1,012,497         1,848,046
                                                   -----------       -----------      -----------       -----------

Expenses:
    Asset management fee to an affiliate                25,936            41,076           96,154           126,125
    Expense reimbursements to affiliates                16,167            15,003           64,996            40,728
    Amortization of prepaid fees and expenses               --            24,444               --            73,335
    General and administrative                          27,734            21,893           83,348            71,353
                                                   -----------       -----------      -----------       -----------

         Total expenses                                 69,837           102,416          244,498           311,541
                                                   -----------       -----------      -----------       -----------

Net income                                             191,112           325,785          767,999         1,536,505

Other comprehensive income:

   Net change in unrealized gain on MBS                (10,412)          126,657         (640,413)          165,532
                                                   -----------       -----------      -----------       -----------

Total comprehensive income                         $   180,700       $   452,442      $   127,586       $ 1,702,037
                                                   ===========       ===========      ===========       ===========

Allocation of net income (Note 4):

   Limited Partners                                $   185,379       $   316,012      $   744,959       $ 1,490,410
                                                   ===========       ===========      ===========       ===========

   Average net income per Limited Partner
   interest (7,500,099 Limited Partner
   interests outstanding)                          $       .03       $       .04      $       .10       $       .20
                                                   ===========       ===========      ===========       ===========

    General Partners                               $     5,733       $     9,773      $    23,040       $    46,095
                                                   ===========       ===========      ===========       ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                            -------------------------

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                            -----------------------------
                                                                                2003              2002
                                                                            -----------       -----------
Operating activities:
   Net income                                                               $   767,999       $ 1,536,505
   Adjustments to reconcile net income to net cash
      provided by operating activities:
        Amortization of prepaid fees and expenses                                    --            73,335
        Shared Appreciation Interest                                                 --          (378,480)
        Changes in assets and liabilities:
              Decrease in interest receivable and other assets                   56,629            45,963
              Decrease in liabilities                                           (16,681)           (1,938)
                                                                            -----------       -----------

    Net cash provided by operating activities                                   807,947         1,275,385
                                                                            -----------       -----------

Investing activities:
    Principal collections on MBS                                              7,835,781           362,671
           Principal collections on PIMs including Shared Appreciation
         Interest of $378,480 in 2002                                            82,629         6,018,688
                                                                            -----------       -----------

    Net cash provided by investing activities                                 7,918,410         6,381,359
                                                                            -----------       -----------

Financing activities:
   Quarterly distributions                                                   (1,004,983)       (2,290,868)
    Special distributions                                                    (7,500,099)       (6,000,079)
                                                                            -----------       -----------

    Net cash used for financing activities                                   (8,505,082)       (8,290,947)
                                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents                            221,275          (634,203)

Cash and cash equivalents, beginning of period                                  573,389         1,422,582
                                                                            -----------       -----------

Cash and cash equivalents, end of period                                    $   794,664       $   788,379
                                                                            ===========       ===========

Non cash activities:
   Increase (decrease) in unrealized gain on MBS                            $  (640,413)      $   165,532
                                                                            ===========       ===========

                     The accompanying notes are an integral
                       part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                            -------------------------

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2002 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of September 30, 2003, its results of operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

      The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At September 30, 2003, the FHA insured mortgage portion of the Partnership's remaining PIM had a fair value of $13,030,110. Fair value assumes that the FHA insured first mortgage could be sold at a price that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the PIM's participation feature. The PIM matures in 2033 and at September 30, 2003 was not delinquent as to principal or interest.

3.    MBS

      At September 30, 2003, the Partnership's MBS portfolio had an amortized cost of $637,118 and gross unrealized gains of $51,199. The portfolio has maturities ranging from 2007 to 2019.

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

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            -------------------------

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the nine months ended September 30, 2003 is as follows:

                                                                             Accumulated          Total
                                         Limited           General          Comprehensive        Partners'
                                         Partners          Partners             Income            Equity
                                      ------------       ------------       -------------      ------------
Balance at December 31, 2002          $ 22,509,510       $   (242,538)      $    691,612       $ 22,958,584

Net income                                 744,959             23,040                               767,999

Quarterly distributions                   (975,013)           (29,970)                --         (1,004,983)

Special distributions                   (7,500,099)                --                 --         (7,500,099)

Change in unrealized gain on MBS                --                 --           (640,413)          (640,413)
                                      ------------       ------------       ------------       ------------

Balance at September 30, 2003         $ 14,779,357       $   (249,468)      $     51,199       $ 14,581,088
                                      ============       ============       ============       ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2002 Annual Report on Form 10-K and in this report on Form 10-Q.

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had liquidity consisting of cash and cash equivalents of approximately $800,000 as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $225,000. Funds for the quarterly distributions come from scheduled monthly principal and interest payments received on the remaining PIM and MBS, the principal prepayments of the MBS and interest earned on the Partnership's cash and cash equivalents. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution rate of $0.03 per Limited Partner interest per quarter for the near future.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Vista Montana. Due to the declining economic conditions currently affecting the Phoenix, Arizona sub-market, the occupancy rate at the property is currently 90%. The owner has lowered rents and is offering move-in concessions in an effort to increase occupancy. Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest during 2003. The borrower has indicated that they are considering refinancing the property in 2003, however the Partnership does not expect a payoff to occur prior to year-end. There are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage.

The Partnership has the option to call its remaining PIM by accelerating the maturity date of the loan. If the call feature is exercised for the whole PIM then the insurance feature of the loan would be cancelled. Therefore, the Partnership will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

Critical Accounting Policies

The Partnership's critical accounting policies relate primarily to revenue recognition related to the Partnership's remaining PIM investment, the amortization of Prepaid Fees and Expenses and the carrying value of the MBS. The Partnership's policies are as follows:

The Partnership holds the insured mortgage portion of its Federal Housing Administration PIM (FHA PIM) at amortized cost and does not establish loan loss reserves as this investment is fully insured by the FHA. Basic interest on PIMs is recognized at the stated rate of its Federal Housing Administration insured mortgage (less the servicer's fee). The Partnership recognizes interest related to the participation features when the amount becomes fixed and the transaction that gives rise to such amount is finalized, cash is received and all contingencies are resolved. This could be the sale or refinancing of the underlying real estate, which results in a cash payment to the Partnership or a cash payment made to the Partnership from surplus cash relative to the participation feature.

The Partnership accounts for its MBS portfolio in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") under the classification of available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and that it will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

Results of Operations

Net income decreased for the three months ended September 30, 2003 as compared to the same period ending September 30, 2002 primarily due to a decrease in MBS interest income. This decrease is partially offset by decreases in asset management fees and amortization expense. MBS interest income decreased due to the payoffs of the Mission Terrace Apartments MBS in February 2003 and the Briar Ridge Apartments MBS in June 2003. Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments. Amortization expense decreased due to the prepaid fees and expenses associated with the Vista Montana PIM being fully amortized as of the end of 2002.

Net income decreased for the nine months ended September 30, 2003 as compared to the same period ending September 30, 2002. This decrease is primarily due to decreases in participation interest, MBS interest income and an increase in expense reimbursement to affiliates. These are partially offset by a decrease in amortization expense. Participation interest was greater in 2002 due to the collection of Shared Appreciation Interest and Minimum Additional Interest from the Royal Palm Place PIM payoff in February 2002. MBS interest income decreased primarily due to the prepayments of the Mission Terrace Apartments MBS in February 2003 and the Briar Ridge Apartments MBS in June 2003. Expense reimbursement to affiliates increased primarily due to a change in the estimated cost of services provided to the Partnership in 2002. Amortization expense decreased due to the prepaid fees and expenses associated with the Vista Montana PIM being fully amortized as of the end of 2002.

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

At September 30, 2003 the Partnership includes in cash and cash equivalents approximately $300,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At September 30, 2003, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its remaining PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

The Partnership monitors prepayments and considers prepayment trends, as well as distribution requirements of the Partnership, when setting regular distribution policy. For MBS, the fund forecasts prepayments based on trends in similar securities as reported by statistical reporting entities such as Bloomberg. For its remaining PIM, the Partnership incorporates prepayment assumptions into planning as the property notifies the Partnership of the intent to prepay or as it matures.

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

                             ---------------------

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

                                Krupp Insured Plus Limited Partnership
                                             (Registrant)


                                BY: / s / Alan Reese
                                    --------------------------------------------
                                    Alan Reese
                                    Vice-President (Chief Accounting Officer) of
                                    The Krupp Corporation, a General Partner of
                                    the Registrant.

DATE: October 30, 2003