Form 10-K
period 2003-12-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2004-03-24
CIK 786622

----------------------------
                                                             OMB APPROVAL
                                                    ----------------------------
                                                    OMB Number: 3235-0063
                                                    Expires: July 31, 2006
                                                    Estimated average burden
                                                    hours per response: 1,196.00
                                                    ----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________  to _________________

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

Securities registered pursuant to Section 12(g) of the Act: Units of Depository Receipts representing Units of Limited Partner Interests.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be continued, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |_|

SEC 1673 (11-03)    Persons who respond to the collection of information
                    contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes |_| No |X|

Aggregate market value of voting securities held by non-affiliates: Not applicable.

Documents incorporated by reference: see Item 15

The exhibit index is located on pages 13-14.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements as a result of a number of factors, including those identified herein.

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

The Partnership's remaining PIM investment is a sole participation interest in a Department of Housing and Urban Development ("HUD") multi-family insured first mortgage loan and participation interests in the current revenue stream of the mortgaged property and any increase in the mortgaged property's value above certain specified base levels. The Partnership provided the funds for the first mortgage loan made to the borrower by acquiring a sole participation interest in a first mortgage loan originated under the Federal Housing Administration ("FHA") lending program. The Partnership receives the participation interests in the mortgaged property as additional consideration for providing the funds for the first mortgage loan and accepting a below market interest rate on the insured mortgage. The borrower conveyed the participation interests to the Partnership through a subordinated promissory note. HUD insures the first mortgage loan originated under the FHA lending program. The participation interests conveyed to the Partnership by the borrower are neither insured nor guaranteed.

The Partnership also has investments in MBS backed by single-family mortgage loans issued or originated by the Government National Mortgage Association ("GNMA"), Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). Fannie Mae and FHLMC guarantee the principal and interest on the Fannie Mae and FHLMC MBS, respectively. GNMA guarantees the timely payment of principal and interest on its MBS and HUD insures the pooled mortgage loans underlying the GNMA MBS.

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

As of December 31, 2003, no personnel were directly employed by the Partnership.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Partnership is a party or to which any of its investments are the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There currently is no established trading market for the Units.

The number of investors holding Units as of December 31, 2003 was approximately 3,300. One of the objectives of the Partnership is to provide quarterly distributions of cash flow generated by its investments in mortgages. The Partnership presently anticipates that future operations will continue to generate cash available for distribution. Adjustments may be made to the distribution rate in the future due to the realization and payout of the existing mortgages.

During July 2003, the Partnership made a special distribution of $0.75 per Limited Partnership interest from the principal proceeds received from the Briar Ridge Apartments MBS.

During May 2003, the Partnership made a special distribution of $0.25 per Limited Partnership interest from the principal proceeds received from the Mission Terrace Apartments MBS.

During March 2002, the Partnership made a special distribution of $0.80 per Limited Partnership interest from the principal proceeds and Shared Appreciation Interest received from the Royal Palm Place PIM.

The Partnership may make special distributions in the future if MBS or the remaining PIM prepays or a sufficient amount of cash is available from MBS and PIM principal collections.

The Partnership made the following distributions, in quarterly installments and special distributions, to its Partners during the two years ended December 31, 2003 and 2002:

                                               2003                            2002
                                   ------------------------     -----------------------
                                     Amount        Per Unit        Amount      Per Unit
                                     ------        --------        ------      --------
   Distributions:
        Limited Partners           $  1,200,015    $   0.16     $  3,000,042   $   0.40
        General Partners                 35,703                       51,344         --
                                   ------------                 ------------
                                      1,235,718                    3,051,386
   Special Distributions:
        Limited Partners              7,500,099    $   1.00        6,000,079   $   0.80
                                   ------------                 ------------

         Total Distributions       $  8,735,817                 $  9,051,465
                                   ============                 ============

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Supplementary Data, which are included in Item 7 and Item 8 (Appendix A) of this report, respectively.

                                         2003            2002            2001            2000            1999
                                     -----------     -----------     -----------     -----------     -----------
Total revenues                       $ 1,264,765     $ 2,360,613     $ 3,022,454     $ 3,587,833     $ 4,215,833

Net income                               919,130       1,934,160       2,540,547       3,038,185       3,610,232
Net income allocated to:
   Limited Partners                      891,556       1,876,135       2,464,331       2,947,039       3,501,925
   Average Per Unit                         0.12            0.25            0.33            0.39            0.47

   General Partners                       27,574          58,025          76,216          91,146         108,307

Total assets at December 31           14,555,264      22,993,526      29,901,042      39,651,355      54,564,577

Distributions to:
   Quarterly to Limited Partners       1,200,015       3,000,042       3,000,040       5,700,076       5,700,076
   Average per Unit                         0.16            0.40            0.40            0.76            0.76

   Special to Limited Partners         7,500,999       6,000,079       9,375,124      12,225,162              --
   Average per Unit                         1.00            0.80            1.25            1.63              --

   General Partners                       35,703          51,344          78,220          97,014         112,626

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the Partnership's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, among other things, federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results at properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners.

Liquidity and Capital Resources

At December 31, 2003 the Partnership had liquidity consisting of cash and cash equivalents of approximately $900,000 as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $225,000, which represents the current quarterly distribution rate of $0.03 per Limited Partner interest. Funds for the quarterly distributions come from interest income received on the remaining PIM and MBS and cash and cash equivalent, net of operating expenses, and the principal collection received on the remaining PIM and MBS. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution rate of $0.03 per Limited Partner interest per quarter for the near future.

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

The Partnership received a payoff of the Boulders Apartments MBS on July 9, 2001 for $9,054,042. The Partnership also received a prepayment premium of $306,000 from this payoff. On August 17, 2001, the Partnership paid a special distribution of $1.25 per Limited Partner interest from the proceeds received.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Vista Montana. Due to the declining economic conditions currently affecting the Phoenix, Arizona sub-market, the occupancy rate at the property is currently 84% which is average for the sub-market. The owner has lowered rents and is offering move-in concessions in an effort to increase occupancy. Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest during 2004. The borrower has indicated that they are considering refinancing the property in 2004. There are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage.

In the event that the Vista Montana PIM is paid off, the Partnership would then commence an orderly liquidation of the remaining assets of the Partnership and subsequently pay a liquidation distribution.

In the event that the remaining PIM does not payoff as discussed above, the Partnership does have the option to call this PIM by accelerating the maturity. If the call feature is exercised for the whole PIM then the insurance feature of the loan would be canceled. Therefore, the Partnership will determine the merits of exercising the call option as economic conditions warrant. Such factors as the condition of the asset, local market conditions, interest rates and available financing will have an impact on this decision.

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

Fannie Mae is a federally chartered private corporation that guarantees obligations originated under its programs. FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, Fannie Mae and FHLMC are two of the largest corporations in the United States and both have significant experience in mortgage securitizations. In addition, their MBS carry the highest credit rating given to financial instruments. GNMA guarantees the full and timely payment of principal and basic interest on the securities it issues, which represents interest in pooled mortgages insured by HUD. Obligations insured by HUD, an agency of the U.S. Government, are backed by the full faith and credit of the U.S. Government.

At December 31, 2003, the Partnership includes in cash and cash equivalents approximately $600,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At December 31, 2003, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its remaining PIM investment to expected maturity, while it is expected that substantially all of the MBS will prepay over the same time period, thereby mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

                                                                    Expected maturity dates ($ in thousands)
                                 ---------------------------------------------------------------------------------------------------
                                                                                                                Total
                                                                                                                 Face        Fair
                                 2004            2005         2006        2007        2008       Thereafter     Value      Value (1)
                                 ---------------------------------------------------------------------------------------------------
Interest-sensitive assets:

MBS                              $   556      $     --      $    --     $    --     $      --     $     --     $   556     $   599
WAIR                                8.76%

PIMs                              13,002            --           --          --            --           --      13,002      13,002
WAIR                                7.38%                                                                         7.38%
                                 -------      --------      -------     -------     ---------     --------     -------     -------

Total Interest-
sensitive assets                 $13,558      $     --      $    --     $    --     $      --     $     --     $13,558     $13,601
                                 =======      ========      =======     =======     =========     ========     =======     =======

(1) The methodology used by the Partnership to estimate the fair value of each class of financial instrument is described in Note H to the Partnership's financial statements presented in Appendix A to this report. As described in that note, the Partnership does not include an estimate of value for the participation interest associated with its PIM investment.

Also included in the Partnership's assets are cash and cash equivalents. Due to the short-term maturity of these investments, generally less than three months, the Partnership is not exposed to significant interest rate risk on these investments.

Results of Operations

The following discussion relates to the operation of the Partnership during the years ended December 31, 2003, 2002 and 2001.

                                                      (Amounts in thousands)
                                                   2003        2002       2001
                                                  -------    -------    -------
    Interest income on PIMs:
        Basic interest                            $   963    $ 1,009    $ 1,446
        Participation interest                         --        505        306
    Interest income on MBS                            276        728      1,171
    Other interest income                              26        118        100
    Partnership expenses                             (346)      (328)      (390)
    Amortization of prepaid fees and expenses          --        (98)       (92)
                                                  -------    -------    -------

       Net income                                 $   919    $ 1,934    $ 2,541
                                                  =======    =======    =======

Net income decreased for 2003 when compared to 2002. This decrease is primarily due to decreases in participation interest, MBS interest income, other interest income and an increase in expense reimbursement to affiliates. These are partially offset by decreases in asset management fees and amortization expense. Participation interest was greater in 2002 due to the collection of Shared Appreciation Interest and Minimum Additional Interest from the Royal Palm Place PIM payoff in 2002. MBS interest income decreased due to the prepayments of the Mission Terrace Apartments MBS and the Briar Ridge Apartments MBS in 2003. Other interest income decreased due to lower average cash balances available for short-term investing and lower interest rates earned on those balances during 2003 when compared to 2002. Expense reimbursement to affiliates increased primarily due to a change in the cost of services provided to the Partnership in 2002 that was paid in 2003 and an increase in the cost of 2003's services associated with the wind-down of the Partnership's activities and the expected liquidation of the Partnership's assets. Asset management fees decreased due to principal collections and prepayments. Amortization expense decreased due to the prepaid fees and expenses associated with the Vista Montana PIM being fully amortized as of the end of 2002.

Net income decreased for 2002 when compared with 2001 primarily due to decreases in basic interest income on PIMs and interest income on MBS. This is partially offset by an increase in participation interest and a decrease in asset management fees. Basic interest income on PIMs decreased due to the payoff of the Royal Palm Place PIM in February 2002. Interest income on MBS decreased due to the payoff of the Boulders Apartments MBS in July 2001. Participation interest increased due to the collection of Shared Appreciation Interest and Share Interest Income from the Royal Palm Place payoff. The decrease in asset management fees is due to the decline in the Partnership's asset base as a result of principal collections and prepayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Appendix A to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Senior Vice President and Chief Accounting Officer of The Krupp Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, the Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation in timely alerting them to material information relating to the Partnership required to be included in this Annual Report on Form 10-K.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership has no directors or executive officers. Information as to the directors and executive officers of The Krupp Corporation, which is a General Partner of the Partnership and is the General Partner of The Krupp Company Limited Partnership-IV, the other General Partner of the Partnership, is as follows:

                                     Position with
         Name and Age                The Krupp Corporation
         ------------                ---------------------

         Peter F. Donovan (50)       Senior Vice President
         Douglas Krupp (57)          Co-Chairman, President and Director
         George Krupp (59)           Co-Chairman, President and Director
         Alan Reese (50)             Vice President and Chief Accounting Officer

Peter F. Donovan is Chief Executive Officer of Berkshire Mortgage Finance which position he has held since January of 1998 and in this capacity, he oversees the strategic growth plans of this mortgage banking firm. Berkshire Mortgage Finance is the 12th largest servicer of commercial mortgage loans in the United States with a servicing and asset management portfolio of $18.3 billion. Previously he served as President of Berkshire Mortgage Finance from January of 1993 to January of 1998 and in that capacity he directed the production, underwriting, servicing and asset management activities of the firm. Prior to that, he was Senior Vice President of Berkshire Mortgage Finance and was responsible for all participating mortgage originations. Before joining the firm in 1984, he was Second Vice President, Real Estate Finance for Continental Illinois National Bank & Trust, where he managed a $300 million construction loan portfolio of commercial properties. Mr. Donovan received a B.A. from Trinity College and an M.B.A. degree from Northwestern University. Mr. Donovan is currently a member of the Advisory Council for Fannie Mae.

Douglas Krupp co-founded and serves as Co-Chairman and Chief Executive Officer of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisition and property management, investment sponsorship, venture capital investing, mortgage banking, financial management, and ownership of one operating company through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969 and he has served as the Chief Executive Officer since 1992. He is a graduate of Bryant College where he also received an honorary Doctor of Science in Business Administration in 1989.

George Krupp is the Co-Founder and Co-Chairman of The Berkshire Group, an integrated real estate financial services firm engaged in real estate acquisitions, property management, investment sponsorship, venture capital investing, mortgage banking and financial management, and ownership of one operating company through private equity investments. Mr. Krupp has held the position of Co-Chairman since The Berkshire Group was established as The Krupp Companies in 1969. Mr. Krupp attended the University of Pennsylvania and Harvard University and holds a Master's Degree in History from Brown University.

Alan Reese is the Executive Vice President, Corporate Operations and Chief Financial Officer of Berkshire Mortgage Finance. Mr. Reese joined Berkshire Mortgage Finance in February of 2003 and is currently responsible for the accounting, financial planning and reporting, treasury, mortgage trading desk and loan servicing functions. Prior to joining Berkshire Mortgage Finance, Mr. Reese was the Chief Financial Officer of Visible Markets, Inc. from 2000 to 2001 and was engaged in business as a consultant from 2001-January, 2003. Prior to Visible Markets, Inc., he was the Senior Vice President and Chief Financial Officer of Mortgage Lenders Network USA, Inc. from 1998-2000. Mr. Reese held several positions with BankBoston Corporation from 1990 to 1998 and most recently held the position of Director of Operations, National Consumer Lending from 1996-1998. In addition, Mr. Reese was employed with Coopers & Lybrand from 1976 to 1990, and was a partner from 1987-1990. Mr. Reese presently serves on the Board of Trustees for Berklee College of Music. He received a B.B.A. degree from the University of Wisconsin - Eau Claire and is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSTATION

The Partnership has no directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2003, the following were known by the General Partners to own beneficially more than 5% of the Partnership's 7,500,099 outstanding Limited Partner interests. In addition to those noted below, the only other interests held by management or its affiliates consist of the 2.5% general partner interest held by The Krupp Corporation, the 97.5% general partner interest held by The Krupp Company Limited Partnership - IV and the 100 limited partner interests (0.0013% of the total outstanding) held by Krupp Depositary Corporation, an affiliate of the General Partners.

The amounts and percentages of Limited Partner interests beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities.

Class of               Name of Beneficial                                       Amount and Nature of      Percent
 Stock                       Owner                                               Beneficial Interest      of Class
--------               ------------------                                       --------------------      --------
Units of               Berkshire Income Realty - OP, L.P. ("BIR - OP")          2,224,451 Interests (1)   29.66%
Depositary             One Beacon Street, Suite 1500
Receipts               Boston, MA 02108

Units of               Berkshire Income Realty, Inc. ("BIR")                    2,224,451 Interests (1)   29.66%
Depositary             One Beacon Street, Suite 1500
Receipts               Boston, MA 02108

Units of               BIR GP, L.L.C.                                           2,224,451 Interests (2)   29.66%
Depositary             One Beacon Street, Suite 1500
Receipts               Boston, MA 02108

Units of               KRF Company, L.L.C.                                      2,224,451 Interests (3)   29.66%
Depositary             One Beacon Street, Suite 1500
Receipts               Boston, MA 02108

Units of               The Krupp Family Limited Partnership - 94                2,224,451 Interests (4)   29.66%
Depositary             One Beacon Street, Suite 1500
Receipts               Boston, MA 02108

Units of               The George Krupp 1980 Family Trust                       2,224,451 Interests (5)   29.66%
Depositary             One Beacon Street, Suite 1500
Receipts               Boston, MA 02108

Units of               The Douglas Krupp 1980 Family Trust                      2,224,451 Interests (5)   29.66%
Depositary             One Beacon Street, Suite 1500
Receipts               Boston, MA 02108

Units of               George D. Krupp                                          2,224,451 Interests (6)   29.66%
Depositary             c/o Berkshire Income Realty, Inc.
Receipts               One Beacon Street, Suite 1500
                       Boston, MA 02108

Units of               Douglas Krupp                                            2,224,451 Interests (6)   29.66%
Depositary             c/o Berkshire Income Realty, Inc.
Receipts               One Beacon Street, Suite 1500
                       Boston, MA 02108

(1) In connection with the April 4, 2003 closing of BIR's offer to exchange shares of it's 9% Series A Cumulative Redeemable Preferred Stock, liquidation value $25 per share ("Preferred Stock") for units of depositary receipts representing units of limited partner interests ("Interests") in Krupp Insured Plus Limited Partnership ("the Partnership"), BIR acquired 2,224,451 Interests of the Partnership. On April 4, 2003, BIR contributed such shares to BIR - OP in exchange for 100% of the preferred limited partnership interest in BIR - OP. BIR also owns 100% of the limited liability company interests of BIR GP, L.L.C., the general partner of BIR - OP. By virtue of such interests, BIR may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP.

(2) BIR GP, L.L.C. owns 100% of the general partnership interests in BIR - OP, and by virtue of such interest, BIR GP, L.L.C. may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR
      - OP.

(3) KRF Company, L.L.C. owns 100% of the common limited partnership interests in BIR - OP and 100% of the common stock of BIR, and by virtue of such interests, KRF Company, L.L.C. may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP.

(4) The Krupp Family Limited Partnership - 94 owns 100% of the limited liability company interests in KRF company, L.L.C., and by virtue of such interest, The Krupp Family Limited Partnership - 94 may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR
      - OP.

(5) Each of the Douglas Krupp 1980 Family Trust and The George Krupp 1980 Family Trust owns 50% of the limited partnership interests in the Krupp Family Limited Partnership - 94, and by virtue of such interests, The Douglas Krupp 1980 Family Trust and The George Krupp 1980 Family Trusts each may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP. The trustees of The Douglas Krupp 1980 Family Trust are Paul Krupp, Lawrence Silverstein and Vincent O'Reilly, and the trustees of the George Krupp 1980 Family Trust are Paul Krupp and Lawrence Silverstein. Each of the trustees of The Douglas Krupp 1980 Family Trust and The George Krupp 1980 Family Trust disclaims beneficial ownership of any such Interests of the Partnership that are or may be deemed to be beneficially owned by Douglas Krupp, George D. Krupp, The Douglas Krupp 1980 Family Trust or The George Krupp 1980 Family Trust.

(6) The general partners of The Krupp Family Limited Partnership - 94 are George D. Krupp and Douglas Krupp, each of whom owns 50% of the general partner interests in the Krupp Family Limited Partnership - 94, and by virtue of such interests, George D. Krupp and Douglas Krupp each may be deemed to beneficially own indirectly the Interests of the Partnership owned by BIR - OP.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Partnership Agreement, the General Partners receive an Asset Management Fee equal to 0.75% per annum of the value of the Partnership's total invested assets payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to 0.3% per annum on the Partnership's Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for asset management and incentive management fees shall not exceed 10% of distributable cash flow over the life of the Partnership. During 2003 The Krupp Company Limited Partnership IV, a General Partner, received $121,838 related to the Asset Management Fee.

Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. During 2003, The Berkshire Companies Limited Partnership and Berkshire Mortgage Finance Limited Partnership, affiliates of the General Partners, received a total of $120,141 in reimbursements.

During 2003, the General Partners received distributions totaling $35,703 related to their 3% share of Distributable Cash Flow.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to the Partnership by PricewaterhouseCoopers LLP for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002:

Fee Category                           Fiscal 2003 Fees      Fiscal 2002 Fees
------------                           ----------------      ----------------

Audit Fees                                 $   17,500          $   17,500
Audit-Related Fees                                 --               2,901
Tax Fees                                        2,205               2,100
                                           ----------          ----------

Total Fees                                 $   19,705          $   22,501
                                           ==========          ==========

Audit Fees. Consists of fees billed for professional services rendered for the audit of the Partnership's annual financial statements and for the reviews of the unaudited financial statements included in the Partnership's Quarterly Reports on Form 10-Q during 2003.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit of the Partnership's annual financial statements and for the reviews of the unaudited quarterly financial statements and are not reported under "Audit Fees." For 2002, represents fees for S-11 research and SEC Comment Letter response in connection with the BIR exchange offer.

Tax Fees. Consists of fees billed for professional services for tax compliance.

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

(b)   Reports on Form 8-K

      During the last quarter of the year ended December 31, 2003 the Partnership did not file any reports on Form 8-K.

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

            (10.2) Subordinated Multi-family Deed of Trust, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona Limited Partnership, and GMAC Mortgage Corporation of PA [Exhibit 19.8 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

            (10.3) Assignment of Subordinated Deed of Trust, dated March 31, 1988, between GMAC Mortgage Corporation of PA, and Krupp Insured Plus-II Limited Partnership, a Massachusetts Limited Partnership. [Exhibit 19.9 to Registrant's Report on Form 10-Q for the Quarter Ended March 31, 1988 (File No. 0-15815)].*

            (10.4) Assignment of Closing Documents, dated July 12, 1988 by and between Krupp Insured Plus-II Limited Partnership ("KIP-II"), a Massachusetts limited partnership, and Krupp Insured Plus Limited Partnership ("KIP-I"), a Massachusetts limited partnership. [Exhibit 19.10 to Registrant's Report on Form 10-Q for the Quarter Ended June 30, 1988 (File No. 0-15815)].*

            (10.5) Deed of Trust, dated March 31, 1988 between VM Associates Limited Partnership, an Arizona limited partnership and Transamerica Title Insurance Company, a California corporation. [Exhibit 19.11 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

            (10.6) Deed of Trust Note, dated March 31, 1988, between VM Associates Limited Partnership, an Arizona limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.12 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

            (10.7) Assignment of Mortgage and Collateral Documents, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.13 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

            (10.8) Servicing Agreement, dated March 31, 1988 by and between Krupp Insured Plus-II Limited Partnership, a Massachusetts limited partnership and GMAC Mortgage Corporation of PA, a Pennsylvania corporation. [Exhibit 19.14 to Registrant's Report on Form 10-Q for the Quarter Ended September 30, 1988 (File No. 0-15815)].*

            (10.9) Modification to the First mortgage loan and subordinated Promissory Note, dated June 7, 1993, by and between Krupp Insured Plus-II Limited Partnership and V.M. Associates Limited Partnership. [Exhibit 10.28 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

            (10.10) Assignment of interest from Krupp Insured Plus Limited
                    Partnership II to Krupp Insured Plus Limited Partnership, dated February 6, 1995. [Exhibit 10.29 to Registrant's Report on Form 10-K for the Year Ended December 31, 1994 (File No. 0-15815)].*

      (31)  Other

            (31.1)  Senior Vice President Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

            (31.2)  Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

      (32)  Other

            (32.1)  Senior Vice President Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

            (32.2)  Chief Accounting Officer Certification pursuant to 18 U.S.C.
                    Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

      *     Incorporated by reference.

      +     Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2004.

                                      KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                      By: The Krupp Corporation,
                                          a General Partner


                                      By: /s/ Peter F. Donovan
                                         ---------------------------------------
                                         Peter F. Donovan, Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 18th day of March, 2004.

Signatures                                           Title(s)
----------                                           --------

/s/ Peter F. Donovan              Senior Vice President of The Krupp Corporation
-----------------------
Peter F. Donovan

/s/ Douglas Krupp                 Co-Chairman (Principal Executive Officer) and
-----------------------           Director of The Krupp Corporation,
Douglas Krupp                     a General Partner of the Registrant

/s/ George Krupp                  Co-Chairman (Principal Executive Officer) and
-----------------------           Director of The Krupp Corporation,
George Krupp                      a General Partner of the Registrant

/s/ Alan Reese                    Vice-President (Chief Accounting Officer)
-----------------------           of The Krupp Corporation,
Alan Reese                        a General Partner of the Registrant

                                   APPENDIX A

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                             ----------------------

                        FINANCIAL STATEMENTS AND SCHEDULE
                               ITEM 8 of FORM 10-K

             ANNUAL REPORT TO THE SECURITIES AND EXCHANGE COMMISSION
                      For the Year Ended December 31, 2003

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                            -------------------------

Report of Independent Auditors                                               F-3

Balance Sheets at December 31, 2003 and 2002                                 F-4

Statements of Income and Comprehensive Income for the Years Ended
December 31, 2003, 2002 and 2001                                             F-5

Statements of Changes in Partners' Equity for the Years
Ended December 31, 2003, 2002 and 2001                                       F-6

Statements of Cash Flows for the Years
Ended December 31, 2003, 2002 and 2001                                       F-7

Notes to Financial Statements                                         F-8 - F-14

All schedules are omitted as they are not applicable or not required, or the information is provided in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

                            -------------------------

To the Partners of
Krupp Insured Plus Limited Partnership:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Krupp Insured Plus Limited Partnership (the "Partnership") at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 18, 2004

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           December 31, 2003 and 2002

                            -------------------------

                                     ASSETS

                                                                 2003                2002
                                                             ------------       ------------
Participating Insured Mortgage
 ("PIMs") (Notes B, C and H)                                 $ 13,001,521       $ 13,112,739
Mortgage-Backed Securities and insured
 mortgages ("MBS") (Notes B, D, and H)                            598,579          9,164,511
                                                             ------------       ------------

    Total mortgage investments                                 13,600,100         22,277,250

Cash and cash equivalents (Notes B and H)                         869,608            573,389
Interest receivable and other assets                               85,556            142,887
                                                             ------------       ------------

    Total assets                                             $ 14,555,264       $ 22,993,526
                                                             ============       ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                  $     70,194       $     34,942
                                                             ------------       ------------

Partners' equity (deficit) (Notes A, and E):

   Limited Partners                                            14,700,952         22,509,510
    (7,500,099 Limited Partner interests outstanding)

   General Partners                                              (250,667)          (242,538)

   Accumulated comprehensive income (Note B)                       34,785            691,612
                                                             ------------       ------------

    Total Partners' equity                                     14,485,070         22,958,584
                                                             ------------       ------------

    Total liabilities and Partners' equity                   $ 14,555,264       $ 22,993,526
                                                             ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                   STATEMENTS OF INCOME & COMPREHENSIVE INCOME

              For the Years Ended December 31, 2003, 2002 and 2001

                            -------------------------

                                                               2003             2002              2001
                                                           -----------       -----------      -----------
Revenues:
   Interest income - PIMs
     Basic interest                                        $   962,672       $ 1,009,429      $ 1,446,220
     Participation interest                                         --           504,640          306,000
   Interest income - MBS                                       275,947           728,106        1,170,585
   Other interest income                                        26,146           118,438           99,649
                                                           -----------       -----------      -----------

            Total revenues                                   1,264,765         2,360,613        3,022,454
                                                           -----------       -----------      -----------

Expenses:
   Asset management fee to an affiliate (Note F)               121,838           166,992          243,650
   Expense reimbursements to affiliates (Note F)               118,308            55,725           53,989
   Amortization of prepaid fees and expenses (Note B)               --            97,781           92,263
   General and administrative                                  105,489           105,955           92,005
                                                           -----------       -----------      -----------

            Total expenses                                     345,635           426,453          481,907
                                                           -----------       -----------      -----------

Net income (Note G)                                            919,130         1,934,160        2,540,547

Other comprehensive income:

   Net increase (decrease) in unrealized gain on MBS          (656,827)          192,724          162,297
                                                           -----------       -----------      -----------

Total comprehensive income                                 $   262,303       $ 2,126,884      $ 2,702,844
                                                           ===========       ===========      ===========

Allocation of net income (Notes E and G):

   Limited Partners                                        $   891,556       $ 1,876,135      $ 2,464,331
                                                           ===========       ===========      ===========

   Average net income per Limited Partner Interest         $      0.12       $      0.25      $      0.33
   (7,500,099 Limited Partner interests outstanding)       ===========       ===========      ===========

   General Partners                                        $    27,574       $    58,025      $    76,216
                                                           ===========       ===========      ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the Years Ended December 31, 2003, 2002 and 2001

                            -------------------------

                                                                             Accumulated           Total
                                          Limited           General         Comprehensive         Partners'
                                         Partners           Partners            Income             Equity
                                       ------------       ------------      -------------       ------------
Balance at December 31, 2000           $ 39,544,329       $   (247,215)      $    336,591       $ 39,633,705

Net income                                2,464,331             76,216                 --          2,540,547

Quarterly distributions                  (3,000,040)           (78,220)                --         (3,078,260)

Special distribution                     (9,375,124)                --                 --         (9,375,124)

Change in unrealized gain on MBS                 --                 --            162,297            162,297
                                       ------------       ------------       ------------       ------------

Balance at December 31, 2001             29,633,496           (249,219)           498,888         29,883,165

Net income                                1,876,135             58,025                 --          1,934,160

Quarterly distributions                  (3,000,042)           (51,344)                --         (3,051,386)

Special Distribution                     (6,000,079)                --                 --         (6,000,079)

 Change in unrealized gain on MBS                --                 --            192,724            192,724
                                       ------------       ------------       ------------       ------------

Balance at December 31, 2002             22,509,510           (242,538)           691,612         22,958,584

Net income                                  891,556             27,574                 --            919,130

Quarterly distributions                  (1,200,015)           (35,703)                --         (1,235,718)

Special distributions                    (7,500,099)                --                 --         (7,500,099)

Change in unrealized gain on MBS                 --                 --           (656,827)          (656,827)
                                       ------------       ------------       ------------       ------------

Balance at December 31, 2003           $ 14,700,952       $   (250,667)      $     34,785       $ 14,485,070
                                       ============       ============       ============       ============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 2003, 2002 and 2001

                            -------------------------

                                                                          2003               2002               2001
                                                                      ------------       ------------       ------------
Operating activities:
   Net income                                                         $    919,130       $  1,934,160       $  2,540,547
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Amortization of prepaid fees and expenses                              --             97,781             92,263
         Shared Appreciation Interest and prepayment premiums                   --           (378,480)          (306,000)
         Changes in assets and liabilities:
            Decrease in interest receivable and other assets                57,331             47,395             70,515
            Increase in liabilities                                         35,252             17,065                227
                                                                      ------------       ------------       ------------

   Net cash provided by operating activities                             1,011,713          1,717,921          2,397,552
                                                                      ------------       ------------       ------------

Investing activities:
   Principal collections on MBS including a prepayment premium
      of $306,000 in 2001                                                7,909,105            439,133          9,921,857
   Principal collections and prepayments on PIMs
      including Shared Appreciation Interest of $378,480 in 2002           111,218          6,045,218             95,771
                                                                      ------------       ------------       ------------

   Net cash provided by investing activities                             8,020,323          6,484,351         10,017,628
                                                                      ------------       ------------       ------------

Financing activities:
   Quarterly distributions                                              (1,235,718)        (3,051,386)        (3,078,260)
   Special distributions                                                (7,500,099)        (6,000,079)        (9,375,124)
                                                                      ------------       ------------       ------------

   Net cash used for financing activities                               (8,735,817)        (9,051,465)       (12,453,384)
                                                                      ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                       296,219           (849,193)           (38,204)

Cash and cash equivalents, beginning of period                             573,389          1,422,582          1,460,786
                                                                      ------------       ------------       ------------

Cash and cash equivalents, end of period                              $    869,608       $    573,389       $  1,422,582
                                                                      ============       ============       ============

Non cash activities:
   Increase (decrease) in unrealized gain on MBS                      $   (656,827)      $    192,724       $    162,297
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

      MBS

      The Partnership, in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), classifies its MBS portfolio as available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off and it will then be necessary to sell the remaining MBS portfolio in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

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

      Cash and Cash Equivalents

      The Partnership includes all short-term investments with maturities of three months or less from the date of acquisition in cash and cash equivalents. The majority of the Partnership's cash and cash equivalents are held at major commercial banks which may at times exceed the Federal Deposit Insurance Corporation limit of $100,000. The Partnership has not experienced any losses to date on its invested cash.

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            -------------------------

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

C.    PIMs

      At December 31, 2003 and 2002, the Partnership had an investment in one PIM. The Partnership's remaining PIM consists of a first mortgage loan originated under the FHA lending program on the underlying property. The Partnership also has participation interests in the revenue stream and appreciation of the underlying property above specified thresholds. The borrower conveys these participation features to the Partnership generally through a subordinated promissory note and mortgage (the "Agreement").

      The Partnership receives monthly payments of principal and basic interest that are insured by HUD on the FHA mortgage loan. There are no contractual obligations remaining on the remaining PIM that would prevent a prepayment of the first mortgage loan. The Partnership may receive income related to its participation interests in the underlying property, however, these amounts are neither insured nor guaranteed.

      The participation feature consists of the following: (i) "Shared Income Interest" which is 25% of distributable surplus cash and (ii) "Shared Appreciation Interest" which is 25% of the net sales proceeds.

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

                            -------------------------

C.    PIMs, continued

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

      At December 31, 2003 and 2002 there were no loans within the Partnership's portfolio that were delinquent as to principal or interest.

      The Partnership's remaining PIM investment consisted of the following at December 31, 2003 and 2002:

                                                                       Approximate
                           Original          Interest     Maturity        Monthly            Investment Basis at
                          Face Amount          Rate         Date          Payment                 December 31,
                          -----------        --------    ----------    ------------      ----------------------------
                                                                                            2003             2002
                                                                                         -----------      -----------
FHA
Vista Montana Apts
Val Vista Lakes, Az       $13,814,400          7.375%      12/1/33      $    90,000      $13,001,521      $13,112,739
                          ===========                                                    ===========      ===========
                                               (a)(b)                                        (c)

(a) Represents only the stated interest rate of the FHA mortgage loan less the servicing fee. In addition, the Partnership may receive participation income, consisting of (i) Shared Income Interest and (ii) Shared Appreciation Interest.

(b) The Partnership is entitled to 25% of the net sales proceeds over the outstanding indebtedness at the time of sale. In the event of a refinancing, Shared Appreciation Interest is 25% of the appraised value over the outstanding indebtedness at the time of refinancing. In addition, Shared Income Interest is 25% of all distributable surplus cash. Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest during 2004.

(c) The aggregate cost of the PIM for federal income tax purposes is $13,001,521.

A reconciliation of the carrying value of PIMs for each of the three years in the period ended December 31, 2003 is as follows:

                                              2003               2002               2001
                                          ------------       ------------       ------------
Balance at beginning of period            $ 13,112,739       $ 18,779,477       $ 18,875,248

Deductions during period:

Prepayment and principal collections          (111,218)        (5,666,738)           (95,771)
                                          ------------       ------------       ------------

Balance at end of period                  $ 13,001,521       $ 13,112,739       $ 18,779,477
                                          ============       ============       ============

      The underlying mortgage of the Vista Montana PIM is collateralized by a multi-family apartment complex located in Val Vista Lakes, AZ. The apartment complex has 341 units.

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            -------------------------

D.    MBS

      At December 31, 2003, the Partnership's MBS portfolio had an amortized cost of $563,794 and gross unrealized gains of $34,785. At December 31, 2002, the Partnership's MBS portfolio had an amortized cost of $8,472,899 and gross unrealized gains of $691,612. The portfolio has maturities ranging from 2007 to 2019.

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

      The Partnership's MBS Portfolio had the following contractual maturities as of December 31, 2003:

                                                             Unrealized
              Maturity Date          Fair Value                 Gain
              -------------        -------------            -----------
              2004 - 2008          $     45,645             $     4,006
              2009 - 2013               113,841                   8,573
              2014 - 2019               439,093                  22,206
                                   ------------             -----------

                Total              $    598,579             $    34,785
                                   ============             ===========

E.    Partners' Equity

      Profits and losses from Partnership operations and Distributable Cash Flow are allocated 97% to the Unitholders and Corporate Limited Partner (the "Limited Partners") and 3% to the General Partners.

      Upon the occurrence of a Capital Transaction, as defined in the Partnership Agreement, net cash proceeds and profits will be distributed first, to the Limited Partners until they have received a return of their total Invested Capital, second, to the General Partners until they have received a return of their total Invested Capital, third, 99% to the Limited Partners and 1% to the General Partners until the Limited Partners receive an amount equal to any deficiency in the 10% cumulative return on their Invested Capital that exists through fiscal years prior to the date of the Capital Transaction, fourth, to the class of General Partners until they have received an amount equal to 4% of all amounts of cash distributed under all Capital Transactions and fifth, 96% to the Limited Partners and 4% to the General Partners. Losses from a Capital Transaction will be allocated 97% to the Limited Partners and 3% to the General Partners.

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

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            -------------------------

E.    Partners' Equity, continued

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

      During 2003, 2002 and 2001, the Partnership made quarterly distributions totaling $0.16, $0.40 and $0.40 per Limited Partner interest annually, respectively. The Partnership made special distributions of $1.00, $0.80 and $1.25 per Limited Partner interest in 2003, 2002 and 2001, respectively.

      As of December 31, 2003, the following cumulative partner contributions and allocations have been made since inception of the Partnership:

                                              Corporate                             Accumulated
                                               Limited             General         Comprehensive
                        Unitholders            Partner             Partners            Income             Total
                       -------------       -------------       -------------       -------------      -------------
Capital
contributions          $ 149,489,830       $       2,000       $       3,000       $          --      $ 149,494,830

Syndication costs         (7,906,604)                 --                  --                  --         (7,906,604)

Quarterly
distributions           (130,436,047)             (1,783)         (3,014,895)                 --       (133,452,725)

Special
distributions            (85,724,970)             (1,143)                 --                  --        (85,726,113)

Net income                89,278,469               1,200           2,761,228                  --         92,040,897

Unrealized
gains on MBS                      --                  --                  --              34,785             34,785
                       -------------       -------------       -------------       -------------      -------------

Balance at
December 31, 2003      $  14,700,678       $         274       $    (250,667)      $      34,785      $  14,485,070
                       =============       =============       =============       =============      =============

                                    Continued

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            -------------------------

F.    Related Party Transactions

      Under the terms of the Partnership Agreement, the General Partners receive an Asset Management Fee equal to 0.75% per annum of the value of the Partnership's total invested assets payable quarterly. The General Partners may also receive an incentive management fee in an amount equal to 0.3% per annum on the Partnership's Total Invested Assets providing the Unitholders receive a specified non-cumulative annual return on their Invested Capital. Total fees payable to the General Partners for asset management and incentive management fees shall not exceed 10% of distributable cash flow over the life of the Partnership.

      Additionally, the Partnership reimburses affiliates of the General Partners for certain expenses incurred in connection with maintaining the books and records of the Partnership, the preparation and mailing of financial reports, tax information and other communications to investors and legal fees and expenses. Included in general and administrative expenses are legal fees and expenses paid by the Partnership to an affiliate. During the three years ended December 31, 2003, 2002 and 2001, these fees totaled $1,833, $0 and $113, respectively.

G.    Federal Income Taxes

      The reconciliation of the net income reported in the accompanying statement of income with the net income reported in the Partnership's 2003 federal income tax return is as follows:

      Net income from statement of operations                      $ 919,130

      Less: Book to tax difference related to amortization of
            prepaid fees and expenses                                (28,676)
                                                                   ---------

      Net income for federal income tax purposes                   $ 890,454
                                                                   =========

      The allocation of the 2003 net income for federal income tax purposes is as follows:

                                                                      Net
                                                                     Income
                                                                   ---------

      Unitholders                                                  $ 863,728
      Corporate Limited Partner                                           12
      General Partners                                                26,714
                                                                   ---------
                                                                   $ 890,454
                                                                   =========

      For the years ended December 31, 2003, 2002 and 2001 the average per unit net income to the Unitholders for federal income tax purposes was $0.12, $0.26 and $0.34, respectively.

      The basis of the Partnership's assets for financial reporting purposes was less than its tax basis by approximately $749,000 and $121,000 at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the basis of the Partnership's liabilities for financial reporting purposes was the same as its tax basis.

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

                            -------------------------

H.    Fair Value Disclosures of Financial Instruments, continued

      MBS

      The Partnership estimated the fair value of MBS based on quoted market prices. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in MBS had gross unrealized gains of approximately $35,000 at December 31, 2003 and $692,000 at December 31, 2002.

      PIMs

      As there is no active trading market for these investments, management estimates the fair value of the PIMs using quoted market prices of MBS having a similar interest rate and similar expected maturity date. Management does not include any estimate of participation interest in the Partnership's estimated fair value, as Management does not believe it can predict the amount or timing of realization of any such feature with any certainty. Based on the estimated fair value determined using these methods and assumptions, the Partnership's investments in PIMs had no gains or losses at December 31, 2003 and an unrealized gain of $819,000 at December 31, 2002.

      At December 31, 2003 and 2002, the Partnership estimates the fair value of its financial instruments as follows (amounts rounded to the nearest thousand):

                                                  2003                             2002
                                        --------------------------      --------------------------

                                           Fair          Carrying          Fair          Carrying
                                           Value           Value           Value           Value
                                        ----------      ----------      ----------      ----------
         Cash and cash equivalents      $      870      $      870      $      573      $      573

         MBS and insured mortgages             599             599           9,165           9,165

         PIMs                               13,002          13,002          13,932          13,113
                                        ----------      ----------      ----------      ----------

                                        $   14,471      $   14,471      $   23,670      $   22,851
                                        ==========      ==========      ==========      ==========