Form 10-Q
period 2004-03-31
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2004-05-11
CIK 786622

---------------------------
                                                            OMB APPROVAL
                                                     ---------------------------
                                                     OMB Number:  3235-0070
                                                     Expires:  March 31, 2006
                                                     Estimated average burden
                                                     hours per response:  192.00
                                                     ---------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

                                                                  Yes |_| No |X|

SEC 1296 (01-04)  Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, the words "believes," "anticipates," "expects," "plans," "intends," "estimates," "continue," "may" or "will" (or the negative of such words) and similar expressions are intended to identify forward-looking statements. Such statements are subject to a number of risks and uncertainties, including but not limited to the following: federal, state or local regulations; adverse changes in general economic or local conditions; pre-payments of mortgages; failure of borrowers to pay participation interests due to poor operating results of properties underlying the mortgages; uninsured losses and potential conflicts of interest between the Partnership and its Affiliates, including the General Partners. The Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2003, contain additional information concerning such risk factors. Actual results in the future could differ materially from those described in any forward-looking statements as a result of the risk factors set forth above, and the risk factors described in the Annual Report.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                                     ASSETS

                                                          March 31,      December 31,
                                                            2004             2003
                                                        ------------     ------------

Participating Insured Mortgages ("PIMs") (Note 2)       $ 12,972,393     $ 13,001,521
Mortgage-Backed Securities ("MBS") (Note 3)                  585,604          598,579
                                                        ------------     ------------

   Total mortgage investments                             13,557,997       13,600,100

Cash and cash equivalents                                    829,619          869,608
Interest receivable and other assets                          85,223           85,556
                                                        ------------     ------------

   Total assets                                         $ 14,472,839     $ 14,555,264
                                                        ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                             $     37,469     $     70,194
                                                        ------------     ------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests outstanding)      14,638,378       14,700,952

General Partners                                            (250,177)        (250,667)

Accumulated comprehensive income                              47,169           34,785
                                                        ------------     ------------

   Total Partners' equity                                 14,435,370       14,485,070
                                                        ------------     ------------

   Total liabilities and Partners' equity               $ 14,472,839     $ 14,555,264
                                                        ============     ============

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                   2004         2003
                                                                ---------    ---------
Revenues:
 Interest income - PIMs
      Basic interest                                            $ 239,358    $ 241,435
 Interest income - MBS                                             11,834      105,820
 Other interest income                                              2,293       11,709
                                                                ---------    ---------

          Total revenues                                          253,485      358,964
                                                                ---------    ---------

Expenses:
 Asset management fee to an affiliate                              25,214       37,403
 Expense reimbursements to affiliates                              40,238       32,662
 General and administrative                                        20,580       32,254
                                                                ---------    ---------

          Total expenses                                           86,032      102,319
                                                                ---------    ---------

Net income                                                        167,453      256,645

Other comprehensive income:

 Net increase (decrease) in unrealized gain on MBS                 12,384      (61,492)
                                                                ---------    ---------

Total comprehensive income                                      $ 179,837    $ 195,153
                                                                =========    =========

Allocation of net income (Note 4):

 Limited Partners                                               $ 162,429    $ 248,946
                                                                =========    =========

 Average net income per Limited Partner
  interest (7,500,099 Limited Partner interests outstanding)    $     .02    $     .03
                                                                =========    =========

 General Partners                                               $   5,024    $   7,699
                                                                =========    =========

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                                For the Three Months
                                                                   Ended March 31,
                                                             ---------------------------
                                                                 2004            2003
                                                             -----------     -----------
Operating activities:
  Net income                                                 $   167,453     $   256,645
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Premium amortization                                            --          42,475
      Changes in assets and liabilities:
         Decrease in interest receivable and other assets            333          13,625
         Decrease in liabilities                                 (32,725)        (11,790)
                                                             -----------     -----------

  Net cash provided by operating activities                      135,061         300,955
                                                             -----------     -----------

Investing activities:
  Principal collections on MBS                                    25,359       2,025,573
  Principal collections on PIMs                                   29,128          27,030
                                                             -----------     -----------

  Net cash provided by investing activities                       54,487       2,052,603
                                                             -----------     -----------

Financing activity:
  Quarterly distributions                                       (229,537)       (387,667)
                                                             -----------     -----------

  Net increase (decrease) in cash and cash equivalents           (39,989)      1,965,891

  Cash and cash equivalents, beginning of period                 869,608         573,389
                                                             -----------     -----------

  Cash and cash equivalents, end of period                   $   829,619     $ 2,539,280
                                                             ===========     ===========

  Non cash activities:
    Increase (decrease) in unrealized gain on MBS            $    12,384     $   (61,492)
                                                             ===========     ===========

                     The accompanying notes are an integral
                        part of the financial statements.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.    Accounting Policies

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the Securities and Exchange Commission. However, in the opinion of the general partners, The Krupp Corporation and The Krupp Company Limited Partnership-IV (collectively the "General Partners"), of Krupp Insured Plus Limited Partnership (the "Partnership"), the disclosures contained in this report are adequate to make the information presented not misleading. See Notes to Financial Statements included in the Partnership's Form 10-K for the year ended December 31, 2003 for additional information relevant to significant accounting policies followed by the Partnership.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of March 31, 2004, its results of operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003.

      The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the full year. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      At March 31, 2004, the FHA insured mortgage portion of the Partnership's remaining PIM had a fair value of $12,972,393. Fair value assumes that the FHA insured first mortgage could be sold at a price that MBS with similar interest rates are currently being sold at. Fair value does not include any value for the PIM's participation feature. The PIM matures in 2033 and at March 31, 2004 was not delinquent as to principal or interest.

3.    MBS

      At March 31, 2004, the Partnership's MBS portfolio had an amortized cost of $538,435 and gross unrealized gains of $47,169. The portfolio has maturities ranging from 2007 to 2019.

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the three months ended March 31, 2004 is as follows:

                                                                       Accumulated        Total
                                      Limited          General        Comprehensive     Partners'
                                      Partners         Partners          Income          Equity
                                    ------------     ------------     -------------   ------------
Balance at December 31, 2003        $ 14,700,952     $   (250,667)    $     34,785    $ 14,485,070

Net income                               162,429            5,024               --         167,453

Quarterly distributions                 (225,003)          (4,534)              --        (229,537)

Change in unrealized gain on MBS              --               --           12,834          12,384
                                    ------------     ------------     ------------    ------------

Balance at March 31, 2004           $ 14,638,378     $   (250,177)    $     47,169    $ 14,435,370
                                    ============     ============     ============    ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes contained in the Partnership's 2003 Annual Report on Form 10-K and in this report on Form 10-Q.

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

Liquidity and Capital Resources

At March 31, 2004, the Partnership had liquidity consisting of cash and cash equivalents of approximately $800,000 as well as the cash flow provided by its investments in its remaining PIM and MBS. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations as well as to provide distributions to its investors.

The most significant demand on the Partnership's liquidity is the quarterly distribution paid to investors of approximately $225,000, which represents the current quarterly distribution rate of $0.03 per Limited Partner interest. Funds for the quarterly distributions come from interest income received on the remaining PIM and MBS and cash and cash equivalents, net of operating expenses, and the principal collections received on the remaining PIM and MBS. The portion of distributions attributable to the principal collections and cash reserves reduces the capital resources of the Partnership. As the capital resources decrease, the total cash flows to the Partnership will also decrease and over time will result in periodic adjustments to the distributions paid to investors. The General Partners periodically review the distribution rate to determine whether an adjustment is necessary based on projected future cash flows. In general, the General Partners try to set a distribution rate that provides for level quarterly distributions. To the extent that quarterly distributions do not fully utilize the cash available for distributions and cash balances increase, the General Partners may adjust the distribution rate or distribute such funds through a special distribution. Based on current projections, the General Partners have determined that the Partnership will continue to pay a distribution rate of $0.03 per Limited Partner interest per quarter for the near future.

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

The Partnership's only remaining PIM investment is backed by the first mortgage loan on Vista Montana. Due to the declining economic conditions currently affecting the Phoenix, Arizona sub-market, the occupancy rate at the property is currently 88% which is average for the sub-market. The owner has lowered rents and is offering move-in concessions in an effort to increase occupancy. Presently, the General Partners do not expect Vista Montana to pay the Partnership any participation interest during 2004. The borrower has indicated that they are considering refinancing the property in 2004. There are no contractual obligations remaining that would prevent a prepayment of the underlying first mortgage.

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

Critical Accounting Policies

The Partnership's critical accounting policies relate primarily to revenue recognition related to the Partnership's remaining PIM investment and the carrying value of the MBS. The Partnership's policies are as follows:

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

The Partnership accounts for its MBS portfolio in accordance with Financial Accounting Standards Board's Statement 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), under the classification of available-for-sale. The Partnership classifies its MBS portfolio as available-for-sale as a portion of the MBS portfolio may remain after all of the PIMs pay off. It will be necessary to then sell the remaining MBS portfolio at that time in order to close out the Partnership. In addition, other situations such as liquidity needs could arise which would necessitate the sale of a portion of the MBS portfolio. As such, the Partnership carries its MBS at fair market value and reflects any unrealized gains (losses) as a separate component of Partners' equity. The Partnership amortizes purchase premiums or discounts over the life of the underlying mortgages using the effective interest method.

Results of Operations

Net income of the Partnership decreased for the first quarter of 2004 as compared to the same period in 2003 due primarily to decreases in interest income on MBS, other interest income and an increase in expense reimbursement to affiliates. This is partially offset by decreases in asset management fees and general and administrative expense. Interest income on MBS decreased due to the payoffs of the Mission Terrace Apartments MBS in February of 2003 and the Briar Ridge Apartments MBS in June of 2003. Other interest income decreased primarily due to interest received in the first quarter of 2003 from the Partnership's distribution account. Expense reimbursement to affiliates increased due to an increase in the cost of services associated with the wind-down of the Partnership's activities and anticipated liquidation of the Partnership's assets due to the expected refinancing of the Vista Montana PIM . Asset management fees decreased due to the decline in the Partnership's asset base as a result of principal collections and prepayments. General and administrative expense was greater in the first quarter of 2003 primarily due to additional printing costs relating to the SEC filing and legal costs associated with the Berkshire Income Realty, Inc exchange offer.

Off Balance Sheet Arrangements

The Partnership has no off balance sheet arrangements as described in Item 303(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Partnership has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Partnership's most recent completed fiscal year.

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

At March 31, 2004, the Partnership includes in cash and cash equivalents approximately $600,000 of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Interest Rate Risk

The Partnership's primary market risk exposure is to interest rate risk, which can be defined as the exposure of the Partnership's net income, comprehensive income or financial condition to adverse movements in interest rates. At March 31, 2004, the Partnership's remaining PIM and MBS comprise the majority of the Partnership's assets. Decreases in interest rates may accelerate the prepayment of the Partnership's investments. Increases in interest rates may decrease the proceeds from a sale of the MBS. The Partnership does not utilize any derivatives or other instruments to manage this risk as the Partnership plans to hold its remaining PIM investment to expected maturity. It is expected that substantially all of the MBS will prepay over the same time period, mitigating any potential interest rate risk to the disposition value of any remaining MBS.

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

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Senior Vice President and Chief Accounting Officer of The Krupp Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. The Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective, as of the date of their evaluation, in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

                                Krupp Insured Plus Limited Partnership
                                                (Registrant)

                                BY: /s/ Alan Reese
                                    -----------------------------
                                    Alan Reese
                                    Vice-President (Chief Accounting Officer) of
                                    The Krupp Corporation, a General Partner of
                                    the Registrant.

DATE: May 5, 2004