Form 10-Q
period 2004-06-30
KRUPP INSURED PLUS LTD PARTNERSHIP
filed 2004-08-12
CIK 786622

-----------------------------
                                                         OMB APPROVAL
                                                   -----------------------------
                                                   OMB Number:   3235-0070
                                                   Expires:  March 31, 2006
                                                   Estimated average burden
                                                   hours per response:  192.00
                                                   -----------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

             STATEMENT OF NET ASSETS IN LIQUIDATION AT JUNE 30, 2004

                                       AND

                       BALANCE SHEET AT DECEMBER 31, 2003

                                     ASSETS

                                                                June 30,       December 31,
                                                                  2004             2003
                                                              ------------     ------------

Participating Insured Mortgages ("PIMs") (Note 2)             $         --     $ 13,001,521
Mortgage-Backed Securities ("MBS") (Note 3)                          4,089          598,579
                                                              ------------     ------------

       Total mortgage investments                                    4,089       13,600,100

Cash and cash equivalents                                        1,375,971          869,608
Interest receivable and other assets                                   602           85,556
                                                              ------------     ------------

       Total assets                                           $  1,380,662     $ 14,555,264
                                                              ============     ============

                        LIABILITIES AND PARTNERS' EQUITY

Liabilities                                                   $    131,137     $     70,194
                                                              ------------     ------------

Partners' equity (deficit)(Note 4):

  Limited Partners
   (7,500,099 Limited Partner interests outstanding)             1,491,480       14,700,952

General Partners                                                  (241,955)        (250,667)

Accumulated comprehensive income                                        --           34,785
                                                              ------------     ------------

      Total net assets in liquidation at June 30, 2004 and
      total Partner's equity at December 31, 2003             $  1,249,525       14,485,070
                                                              ============     ------------

       Total liabilities and Partners' equity                                  $ 14,555,264
                                                                               ============

                     The accompanying notes are an integral
                        part of the financial statements

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                      (In Liquidation as of June 30, 2004)

                                                For the Three Months         For the Six Months
                                                   Ended June 30,              Ended June 30,
                                              -----------------------     -----------------------
                                                 2004          2003          2004          2003
                                              ---------     ---------     ---------     ---------
Revenues:
   Interest income - PIMs
     Basic interest                           $ 238,876     $ 240,930     $ 478,234     $ 482,365
     Participation interest                     341,243            --       341,243            --
   Interest income - MBS                          9,346       145,407        21,180       251,227
   Gain on sale of MBS                           30,376            --        30,376            --
   Other interest income                          6,453         6,247         8,746        17,956
                                              ---------     ---------     ---------     ---------

         Total revenues                         626,294       392,584       879,779       751,548
                                              ---------     ---------     ---------     ---------

Expenses:
   Asset management fee to an affiliate          16,784        32,815        41,998        70,218
   Expense reimbursements to affiliates          26,966        16,167        67,204        48,829
   Estimated costs of liquidation (Note 1)      109,564            --       109,564            --
   General and administrative                    31,452        23,360        52,032        55,614
                                              ---------     ---------     ---------     ---------

         Total expenses                         184,766        72,342       270,798       174,661
                                              ---------     ---------     ---------     ---------

Net income                                      441,528       320,242       608,981       576,887

Other comprehensive income:

   Net decrease in unrealized gain on MBS       (47,169)     (568,509)      (34,785)     (630,001)
                                              ---------     ---------     ---------     ---------

Total comprehensive income (loss)             $ 394,359     $(248,267)    $ 574,196     $ (53,114)
                                              =========     =========     =========     =========

Allocation of net income (Note 4):

   Limited Partners                           $ 428,283     $ 310,634     $ 590,712     $ 559,580
                                              =========     =========     =========     =========

    Average net income per Limited Partner
    interest (7,500,099 Limited Partner
    interests outstanding)                    $     .06     $     .04     $     .08     $     .07
                                              =========     =========     =========     =========

    General Partners                          $  13,245     $   9,608     $  18,269     $  17,307
                                              =========     =========     =========     =========

                     The accompanying notes are an integral
                        part of the financial statements

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                      (In Liquidation as of June 30, 2004)

                                                                        For the Six Months
                                                                          Ended June 30,
                                                                   -----------------------------
                                                                       2004             2003
                                                                   ------------     ------------
Operating activities:
   Net income                                                      $    608,981     $    576,887
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Shared Appreciation Interest                                    (341,243)              --
       Amortization of discounts                                           (168)              --
       Gain on sale of MBS                                              (30,376)              --
       Changes in assets and liabilities:
         Decrease in interest receivable and other assets                84,954           53,596
         Increase (decrease) in liabilities                              60,943          (14,465)
                                                                   ------------     ------------

    Net cash provided by operating activities                           383,091          616,018
                                                                   ------------     ------------

Investing activities:
    Principal collections on MBS                                         49,247        7,737,374
    Proceeds from sale of MBS                                           541,002               --
    Principal collections on PIMs including Shared Appreciation
         Interest of $341,243 in 2004                                13,342,764           54,570
                                                                   ------------     ------------

    Net cash provided by investing activities                        13,933,013        7,791,944
                                                                   ------------     ------------

Financing activities:
    Quarterly distributions                                            (459,564)        (771,645)
    Special distribution                                            (13,350,177)      (1,875,025)
                                                                   ------------     ------------

    Net cash used for financing activities                          (13,809,741)      (2,646,670)
                                                                   ------------     ------------

Net increase in cash and cash equivalents                               506,363        5,761,292

Cash and cash equivalents, beginning of period                          869,608          573,389
                                                                   ------------     ------------

Cash and cash equivalents, end of period                           $  1,375,971     $  6,334,681
                                                                   ============     ============

Non cash activities:
    Decrease in unrealized gain on MBS                             $    (34,785)    $   (630,001)
                                                                   ============     ============

                     The accompanying notes are an integral
                        part of the financial statements

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                      (In Liquidation as of June 30, 2004)

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

      As a result of the payoff of the Vista Montana Apartments PIM on June 10, 2004, the Partnership is in the process of winding up its business, which it expects to complete in the third quarter of 2004 with a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of June 30, 2004 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $110,000, which primarily relate to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Partnership in the third quarter of 2004.

      In the opinion of the General Partners of the Partnership, the accompanying unaudited financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Partnership's financial position as of June 30, 2004, its results of operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

      The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results which may be expected through the anticipated liquidation in the third quarter of 2004. See Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

2.    PIMs

      On June 10, 2004, the borrower of the Vista Montana Apartments PIM paid off the Subordinated Promissory Note. On June 10, 2004, the Partnership received $341,243 of Shared Appreciation Interest. On June 16, 2004, the Partnership received $12,952,669 representing the principal proceeds on the insured first mortgage loan. On June 28, 2004, the Partnership paid a special distribution of $1.78 per Limited Partner interest from the proceeds received.

3.    MBS

      On June 23, 2004, the Partnership sold its remaining MBS portfolio for $543,579, including accrued interest of $2,577. The gain realized from the sale was $30,376.

      At the time of the sale, the MBS portfolio had an amortized cost of $510,626 and a face value of $507,583. After the sale, the Partnership received $4,089 in additional face value from the July pass-through payment.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

                      (In Liquidation as of June 30, 2004)

4.    Changes in Partners' Equity

      A summary of changes in Partners' Equity for the six months ended June 30, 2004 is as follows:

                                                                       Accumulated        Total
                                      Limited          General        Comprehensive      Partners'
                                      Partners         Partners           Income          Equity
                                    ------------     ------------     -------------    ------------
Balance at December 31, 2003        $ 14,700,952     $   (250,667)    $     34,785     $ 14,485,070

Net income                               590,712           18,269               --          608,981

Quarterly distributions                 (450,007)          (9,557)              --         (459,564)

Special distribution                 (13,350,177)              --               --      (13,350,177)

Change in unrealized gain on MBS              --               --          (34,785)         (34,785)
                                    ------------     ------------     ------------     ------------

Balance at June 30, 2004            $  1,491,480     $   (241,955)    $         --     $  1,249,525
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

Liquidity and Capital Resources

On June 10, 2004, the borrower of the Vista Montana Apartments PIM paid off the Subordinated Promissory Note. On June 10, 2004, the Partnership received $341,243 of Shared Appreciation Interest. On June 16, 2004, the Partnership received $12,952,669 representing the principal proceeds on the insured first mortgage loan. On June 28, 2004, the Partnership paid a special distribution of $1.78 per Limited Partner interest from the proceeds received.

On June 23, 2004, the Partnership sold its remaining MBS portfolio for $543,579 including accrued interest of $2,577. The gain realized from the sale was $30,376.

As a result of the payoff of the Vista Montana PIM, the Partnership is in the process of winding up its business, which it expects to complete in the third quarter of 2004 with a Terminating Capital Transaction distribution to the partners. In connection therewith, the Partnership has changed its basis of accounting as of June 30, 2004 from the going-concern basis to the liquidation basis of accounting.

At June 30, 2004, the Partnership had liquidity consisting of cash and cash equivalents of approximately $1.4 million as well as interest earned on the Partnership's cash and cash equivalents. The Partnership anticipates that these sources will be adequate to provide the Partnership with sufficient liquidity to meet its obligations during its liquidation and complete the Terminating Capital Transaction.

The proceeds from the sale of the MBS will be included with other amounts available for distribution from the Terminating Capital Transaction and will be distributed to the Limited Partners during the third quarter of 2004 in a final liquidating distribution.

The Partnership is in the process of winding up its business and expects to make a Terminating Capital Transaction distribution, as defined in the Partnership Agreement, to the partners in the third quarter of 2004. Upon the occurrence of a Terminating Capital Transaction, the Partnership Agreement provides that losses from the Terminating Capital Transaction shall be allocated first to the Limited Partners and General Partners to the extent of any then existing positive account balances (or if the amount would be insufficient to reduce those positive capital account balances to zero, then in proportion to any positive account balances). The Advisor has estimated that the loss from the Terminating Capital Transaction will be approximately $175,000. As of December 31, 2003, the General Partners had deficit account balances of approximately $815,000 and the Limited Partners had positive account balances of approximately $16,049,000. Therefore, all estimated losses from the Terminating Capital Transaction will be allocated, for tax purposes, to the Limited Partners to reduce their positive capital accounts. Amounts available for distribution from the Terminating Capital Transaction will be distributed to the Limited Partners. Upon the dissolution and termination of the Partnership, the General Partners will contribute to the Partnership an amount equal to the remaining deficit balance in their capital accounts. The General Partners have estimated that the deficit balance will be approximately $825,000 which, after satisfaction of any other obligations of the Partnership, will also be distributed to the Limited Partners.

Critical Accounting Policies

The Partnership's critical accounting policy relates to the Partnership's estimates included in its liquidation basis accounting statements. The Partnership's policy is as follows:

The Partnership is in the process of winding up its business, which it expects to complete in the third quarter of 2004. In connection therewith, the Partnership has changed its basis of accounting as of June 30, 2004 from the going-concern basis to the liquidation basis of accounting. The liquidation basis of accounting requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Partnership be provided to the extent that they are reasonably determinable. The Partnership estimates that the costs to liquidate will be approximately $110,000, which primarily relates to the remaining general and administrative expenses to be incurred through the anticipated liquidation of the Partnership in the third quarter of 2004. This amount has been included in the Partnership's liabilities at June 30, 2004.

Results of Operations

Net income of the Partnership increased for the three months ended June 30, 2004 as compared to the same period ending June 30, 2003 primarily due to an increase in participation income and a decrease in asset management fees. This was partially offset by a decrease in interest income on MBS and the recording of the estimated liquidation costs of the Partnership. Participation income increased due to the collection of Shared Appreciation Interest from the Vista Montana PIM payoff in June of 2004. Asset management fees decreased due to principal collections, prepayments and the sale of the MBS at the end of June 2004. Interest income on MBS decreased due to the payoff of the Briar Ridge Apartments MBS in June of 2003. The recording of estimated liquidation costs is due to the Partnership changing its basis of accounting from the going-concern basis to the liquidation basis. Due to this change, the Partnership recorded an estimate in the second quarter of the remaining general and administrative expenses to be incurred through the anticipated liquidation in the third quarter of 2004.

Net income of the Partnership increased for the six months ended June 30, 2004 as compared to the same period ending June 30, 2003 primarily due to an increase in participation income and a decrease in asset management fees. This was partially offset by a decrease in interest income on MBS, an increase in expense reimbursement to affiliates and the recording of the estimated liquidation costs of the Partnership. Participation income increased due to the collection of Shared Appreciation Interest from the Vista Montana PIM payoff in June of 2004. Asset management fees decreased due to principal collections, prepayments and the sale of the MBS at the end of June 2004. Interest income on MBS decreased primarily due to the payoff of the Briar Ridge Apartments MBS in June of 2003. Expense reimbursement to affiliates increased due to an increase in the costs of services associated with the wind-down of the Partnership's activities and anticipated liquidation of the Partnership's assets. The recording of estimated liquidation costs is due to the Partnership changing its basis of accounting from the going-concern basis to the liquidation basis. Due to this change, the Partnership recorded an estimate in the second quarter of the remaining general and administrative expenses to be incurred through the anticipated liquidation in the third quarter of 2004.

Off Balance Sheet Arrangements

The Partnership has no off balance sheet arrangements as described in Item 303
(a)(4)(ii) of Regulation S-K and did not have any such arrangements during the period covered by this report on Form 10-Q.

Contractual Obligations

The Partnership has no contractual obligations as contemplated by Item 303(a)(5) of Regulation S-K and did not have any such arrangements either during the period covered by this report on Form 10-Q or during the Partnership's most recent completed fiscal year.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Assessment of Credit Risk

The Partnership's remaining investments in MBS are guaranteed and/or insured by the Federal Home Loan Mortgage Corporation ("FHLMC") and therefore the certainty of their cash flows and the risk of material loss of the amounts invested depends on the creditworthiness of these entities.

FHLMC is a federally chartered corporation that guarantees obligations originated under its programs. These obligations are not guaranteed by the U.S. Government or the Federal Home Loan Bank Board. However, FHLMC is one of the largest corporations in the United States, and has significant experience in mortgage securitizations. In addition, its MBS carry the highest credit rating given to financial instruments.

At June 30, 2004, the Partnership includes in cash and cash equivalents approximately $1.2 million of commercial paper, which is issued by entities with a credit rating equal to one of the top two rating categories of a nationally recognized statistical rating organization.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Senior Vice President and Chief Accounting Officer of The Krupp Corporation, a general partner of the Partnership, carried out an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. The Senior Vice President and the Chief Accounting Officer concluded that the Partnership's disclosure controls and procedures were effective as of the date of their evaluation, in timely alerting them to material information relating to the Partnership required to be included in this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation described in paragraph (a) above.

                     KRUPP INSURED PLUS LIMITED PARTNERSHIP

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            (31.1) Senior Vice President Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2) Chief Accounting Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                   Krupp Insured Plus Limited Partnership
                                                   (Registrant)


                                   BY: /s/ Alan Reese
                                       ---------------------------------
                                       Alan Reese
                                       Vice-President (Chief Accounting Officer)
                                       of The Krupp Corporation, a General
                                       Partner of the Registrant.

Date: August 11, 2004